Form 10-Q
period 1997-08-02
WORLD OF SCIENCE INC
filed 1997-09-16
CIK 1035977

     ---------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 1997

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to

                          Commission File No:000-22679

                             WORLD OF SCIENCE, INC.

            (Exact name of Registrant as specified in this charter)

                NEW YORK                                 16-0963838

           (State or other jurisdiction of    (IRS Employer Identification No.)
           incorporation or organization)

           900 Jefferson Road, Building 4, Rochester, New York 14623

              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (716)475-0100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES   x                              NO

Common stock outstanding as of August 31, 1997: 5,077,955 shares of common stock.

                             WORLD OF SCIENCE, INC.

                                      INDEX

                                                                  Page Number

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

          Condensed Statements of Operations...........................3

          Condensed Balance Sheets.....................................4

          Condensed Statements of Cash Flows...........................5

          Notes to Condensed Financial Statements......................6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................7-10

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings - None

ITEM 2.   Change in Securities and Use of Proceeds.....................11

ITEM 3.   Defaults Upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders - None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K.............................12

          SIGNATURE....................................................13

                            WORLD OF SCIENCE, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             ---------------------------------------------------------------------
                                                              AUGUST 2,         AUGUST 3,           AUGUST 2,        AUGUST 3,
                                                               1997             1996                  1997             1996
                                                             ----------       ---------             ----------       ----------
NET SALES                                                  $     8,287      $    6,369            $    15,573      $    11,931

COST OF SALES AND OCCUPANCY EXPENSES                             6,507           4,811                 12,237            9,110
                                                          -------------   -------------          -------------    -------------
            GROSS PROFIT                                         1,780           1,558                  3,336            2,821

SELLING, GENERAL & ADMINISTRATIVE                                3,149           2,383                  6,149            4,597
                                                          -------------   -------------          -------------    -------------

                      OPERATING LOSS                            (1,369)           (825)                (2,813)          (1,776)

INTEREST EXPENSE, NET                                              (97)            (99)                  (122)            (122)
                                                          -------------   -------------          -------------    -------------

LOSS BEFORE INCOME TAXES                                        (1,466)           (924)                (2,935)          (1,898)

INCOME TAX BENEFIT                                                (602)           (379)                (1,204)            (778)
                                                          -------------   -------------          -------------    -------------

NET LOSS                                                   $      (864)     $     (545)           $    (1,731)     $    (1,120)
                                                          =============   =============          =============    =============

NET LOSS PER SHARE                                         $     (0.22)  $       (0.16)        $        (0.47)  $        (0.33)
                                                          =============   =============          =============    =============

           WEIGHTED AVERAGE SHARES OUTSTANDING                 3,880           3,423                  3,652            3,423

           See accompanying notes to condensed financial statements

                            WORLD OF SCIENCE, INC.
                           CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)


                                                              AUGUST 2,             FEBRUARY 1,          AUGUST 3,
                                                                1997                 1997                  1996
                                                           ---------------      ---------------       ---------------

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                             $          1,741     $          2,014      $             60
   ACCOUNTS RECEIVABLE                                                289                   55                   222
   INVENTORIES                                                     11,180                6,927                 8,579
   PREPAID EXPENSES AND OTHER
       CURRENTS ASSETS                                                708                  386                   586
   TAXES RECEIVABLE                                                 1,215                                        778
   DEFERRED INCOME TAXES                                              368                  368                   335
                                                        ------------------   ------------------   -------------------

TOTAL CURRENT ASSETS                                               15,501                9,750                10,560
PROPERTY, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                                      5,707                4,984                 4,951
DEFERRED INCOME TAXES                                                 540                  540                   281
                                                        ------------------   ------------------   -------------------

TOTAL ASSETS                                             $         21,748     $         15,274      $         15,792
                                                        ==================   ==================   ===================

CURRENT LIABILITIES:
   LINE OF CREDIT                                        $                    $                     $          3,830
   CURRENT PORTION OF LONG
       TERM DEBT                                                       72                   69                   324
   CURRENT PORTION OF CAPITAL
       LEASE OBLIGATIONS                                              104                  102                   156
   ACCOUNTS PAYABLE                                                 3,074                1,569                 2,034
   ACCRUED EXPENSES                                                   455                  728                   345
   INCOME TAXES PAYABLE                                                                  1,464
                                                        ------------------   ------------------   -------------------
TOTAL CURRENT LIABILITIES                                           3,705                3,932                 6,689
LONG TERM DEBT                                                         26                   69                   611
CAPITAL LEASE OBLIGATIONS                                              78                  130                   253
ACCRUED OCCUPANCY EXPENSE                                             719                  663                   615
                                                        ------------------   ------------------   -------------------
TOTAL LIABILITIES                                                   4,528                4,794                 8,168
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE
     AUTHORIZED 5,000,000 SHARES;
     NO SHARES ISSUED AND OUTSTANDING
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;
     ISSUED AND OUTSTANDING 5,022,955,                                 50                   34                    34
         3,422,955 AND 3,422,955 SHARES
   ADDITIONAL PAID-IN CAPITAL                                      11,158                2,703                 2,703
   RETAINED EARNINGS                                                6,012                7,743                 4,887
                                                        ------------------   ------------------   -------------------
              TOTAL STOCKHOLDERS' EQUITY                           17,220               10,480                 7,624
                                                        ------------------   ------------------   -------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $         21,748     $         15,274      $         15,792
                                                        ==================   ==================   ===================

           See accompanying notes to condensed financial statements

                            WORLD OF SCIENCE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             ---------------------------------------------------------------------
                                                              AUGUST 2,           AUGUST 3,           AUGUST 2,       AUGUST 3,
                                                               1997             1996                  1997             1996
                                                             ----------       ---------             ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                $      (864)     $     (545)           $    (1,731)     $    (1,120)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                321             261                    617              496
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:
              ACCOUNTS RECEIVABLE                                  (61)             46                   (234)            (156)
              INVENTORIES                                       (1,870)         (1,288)                (4,253)          (2,608)
              PREPAID EXPENSES AND OTHER
                  CURRENTS ASSETS                                  (72)           (204)                  (322)            (337)
              TAXES RECEIVABLE                                    (613)           (379)                (1,215)            (778)
         (DECREASE) INCREASE IN:
              ACCOUNTS PAYABLE                                     812             559                  1,505              877
              ACCRUED EXPENSES                                    (124)            (14)                  (273)            (622)
              INCOME TAXES PAYABLE                                 (89)            (81)                (1,464)            (994)
              ACCRUED OCCUPANCY EXPENSE                             29             (13)                    56               60
                                                          -------------   -------------          -------------    -------------
      NET CASH USED IN OPERATING ACTIVITIES:                    (2,531)         (1,658)                (7,314)          (5,182)
                                                          -------------   -------------          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES--
   CAPITAL EXPENDITURES, NET                                      (884)           (501)                (1,340)            (875)
                                                          -------------   -------------          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                    8,471                                  8,471
   PROCEEDS FROM ADVANCES ON LINE OF CREDIT                      3,335           1,830                  6,000            3,830
   PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                        175             400                    845              770
   PRINCIPAL PAYMENTS ON LINE OF CREDIT                         (6,000)                                (6,000)
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                           (863)            (16)                  (885)             (36)
   PRINCIPAL PAYMENTS ON CAPITAL LEASES                            (25)            (44)                   (50)             (67)
                                                          -------------   -------------          -------------    -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        5,093           2,170                  8,381            4,497
                                                          -------------   -------------          -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                1,678              11                   (273)          (1,560)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                              63              49                  2,014            1,620
                                                          =============   =============          =============    =============
   END OF PERIOD                                           $     1,741      $       60            $     1,741      $        60
                                                          =============   =============          =============    =============

CASH PAID DURING PERIOD FOR:
   INTEREST                                                $        97      $       99            $       129      $       124
   INCOME TAXES                                            $        89      $       81            $     1,464      $     1,007
                                                          =============   =============          =============    =============

NONCASH INVESTING AND FINANCING ACTIVITY:
   ACQUISITION OF EQUIPMENT UNDER A CAPITAL LEASE          $                $                     $                $       240
                                                          =============   =============          =============    =============

           See accompanying notes to condensed financial statements

                             WORLD OF SCIENCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 1. - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made to present fairly the financial position and operating results for the unaudited periods. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus as most recently filed with the Securities and Exchange Commission on August 26, 1997 pursuant to Rule 424(b).

Due to the seasonal nature of the Company's business, results for the second quarter and first six months of fiscal 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 1998.

NOTE 2. - Impact of New Accounting Standards

The Company is required to adopt Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), in 1997. SFAS 128 requires presentation of basic and diluted net earnings (loss) per share amounts on the face of the statement of operations. The Company does not expect such adoption to have a significant impact on its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130, which is effective for the Company in 1998, will not have a material impact on its financial statements.

NOTE 3. - Future Results

This report contains forward looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors, such as consumer spending which is dependent on economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 52 permanent stores and 74 seasonal stores as of August 2, 1997, as compared to 40 permanent stores and 46 seasonal stores as of August 3, 1996. Four new permanent stores and 9 new seasonal stores were opened in the second quarter of fiscal 1997 as compared to 1 new permanent store and 8 new seasonal stores in the second quarter of fiscal 1996.

On July 11, 1997, the Company completed an initial public offering of 2,450,000 shares of common stock at $6.00 per share. Of the 2,450,000 shares of commons stock offered, 1,600,00 shares were sold by the Company and 850,000 shares were sold by selling stockholders. The net proceeds to the Company, after deducting offering expenses, amounted to $8.5 million. Subsequent to August 2, 1997, the Company's Underwriters exercised an option to purchase 100,000 additional shares of common stock at $6.00 per share. Of the additional 100,000 shares of common stock sold, 40,000 shares were sold by the Company and 60,000 shares were sold by selling stockholders. The net proceeds to the Company amounted to approximately $218,000.

Comparison of Three Months Ended August 2, 1997 to Three Months Ended August 3, 1996.

Net Sales. Net sales increased to $8.3 million from $6.4 million, or 30.1%. Of the $1.9 million increase in net sales: $907,000 was attributable to four new permanent stores opened during the second quarter of fiscal 1997 and eleven new permanent stores not in operation as of the beginning of the prior year; $1,000 was attributable to increased comparable permanent store net sales; and $1.0 million was attributable to net sales derived from an increased number of seasonal stores operated during the second quarter of fiscal 1997. Comparable store net sales for the Company's permanent stores were unchanged for the thirteen-week period ended August 2, 1997.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses increased to $6.5 million from $4.8 million, an increase of 35.3%. As a percentage of net sales, it increased to 78.5% from 75.5%. The dollar increase was due to increased store occupancy expenses from more stores in operation in the second quarter of fiscal 1997, costs associated with a move to a new distribution facility, and increased cost of sales due to higher net sales. The increase as a percentage of net sales of 3.0% was attributable to a 0.7% increase in distribution center costs, primarily as a result of the relocation of the distribution center, and a 2.5% increase in occupancy expenses caused by unchanged comparable store net sales and a decrease in average seasonal per store sales. These increases were partially offset by a 0.2% increase in margins for products sold.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $3.1 million from $2.4 million, an increase of 32.1%. Selling, general, and administrative expenses increased to support higher net sales levels and an increased number of permanent and seasonal stores. As a percentage of net sales, it increased to 38.0% from 37.4%, primarily as a result of higher payroll, insurance, and travel expenses.

Interest Expense, Net. Net interest expense decreased to $97,000 in the second quarter of fiscal 1997 from $99,000 in the second quarter of fiscal 1996, primarily as a result of proceeds from the initial public offering being used to pay down seasonal borrowings.

Net Loss. Net loss increased to $864,000, or 10.4% of sales, in the second quarter of fiscal 1997 from $545,000, or 8.6%, in the second quarter of fiscal 1996.

Comparison of Six Months Ended August 2, 1997 to Six Months Ended August 3,
1996.

Net Sales. Net sales increased to $15.6 million from $11.9 million, or 30.5%. The first six months of fiscal 1997 represented a twenty-six week period, as compared to a twenty-seven week period in fiscal 1996. Of the $3.7 million increase in net sales: $1.7 million was attributable to eight new permanent stores opened during the first six months of fiscal 1997 and seven new permanent stores not in operation the full six months of the prior year; $3,000 was attributable to increased comparable store net sales; and $2.0 million was attributable to net sales derived from an increased number of seasonal stores operated during the first six months of fiscal 1997. Comparable store net sales for the Company's permanent stores increased 2.3% for the twenty-six week period ended August 2, 1997.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses increased to $12.2 million from $9.1 million, an increase of 34.3%. As a percentage of net sales, it increased to 78.6% from 76.4%. The dollar increase was due to increased store occupancy expenses from more stores in operation in the first six months of fiscal 1997, costs associated with a move to a new distribution facility, and increased cost of sales due to higher net sales. The increase as a percentage of net sales of 2.2% was attributable to a 0.4% increase in distribution center costs, primarily as a result of the relocation of the distribution center, and a 1.8% increase in occupancy expenses caused by a decrease in average seasonal per store sales, and the comparison of a twenty-six week period in the first six months of fiscal 1997 to a twenty-seven week period in the first six months of fiscal 1996. Margins for products sold were unchanged.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $6.1 million from $4.6 million, an increase of 33.8%. Selling, general, and administrative expenses increased to support higher net sales levels and an increased number of permanent and seasonal stores. As a percentage of net sales, it increased to 39.5% from 38.5%, primarily as a result of higher payroll, insurance, and travel expenses, and a severance payment of $65,000 to the former President of the Company.

Interest Expense, Net. Net interest expense was unchanged in the first six months of fiscal 1997 from the first six months of fiscal 1996. Proceeds from the initial public offering were used to pay down seasonal borrowings, which had increased as a result of increased new permanent store construction borrowings and financing inventory for an increased number of permanent and seasonal stores.

Net Loss. Net loss increased to $1.7 million or 11.1% of sales, in the first six months of fiscal 1997 from $1.1 million or 9.4%, in the first six months of fiscal 1996.

Seasonality

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and all of its net income have been realized during the months of November and December, and levels of sales and net income have generally been substantially lower from January through October, resulting in losses in the first three fiscal quarters. In preparation for its holiday selling season, the Company significantly increases inventories and related indebtedness, hires an increased number of temporary employees in its stores and distribution center, and incurs costs in setting up seasonal store locations. If, for any reason, the Company's sales were to be substantially below seasonal norms during the months of November and December, or if the Company could not hire a sufficient number of qualified employees during the peak periods, the Company's business, financial condition and results of operations would be adversely affected. Quarterly results are also affected by the timing of new store openings and the amount of revenue contributed by permanent and seasonal stores.

Liquidity and Capital Resources

The primary sources of the Company's cash for working capital and capital expenditures have been net cash flows from operating activities, capital lease financing and bank borrowings. Seasonal working capital needs have been met through short-term borrowings under a revolving line of credit.

During the second quarter of fiscal 1997, the Company completed an initial public offering which provided net proceeds of $8.5 million. The Company used approximately $6.8 million to pay down the balance on its existing credit facilities which were used in the first six months of fiscal 1997 to finance inventory and new store construction.

The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow utilized by operations increased $2.5 million in the second quarter of fiscal 1997 from $1.7 million in the second quarter of fiscal 1996 due to a greater second quarter net loss, increased levels of inventories and other working capital items. Cash flow utilized by operations increased to $7.3 million in the first six months of fiscal 1997 from $5.2 million in the first six months of fiscal 1996 due to a greater net loss, increased levels of inventories and other working capital items in the first six months of fiscal 1997.

The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $12.5 million or 80.0% of the Company's cost of inventory. The line expires on February 29, 1998, and bears interest at the bank's prime rate. The credit agreement for this line of credit prohibits the payment of cash dividends or the purchase or redemption of the Company's capital stock in excess of $50,000 in the aggregate in any fiscal year. The Company also has a revolving term credit facility in the amount of $1.5 million for the purpose of new store construction which bears interest at a rate of .25% over the bank's prime rate. This facility is available for new store locations identified by the Company by July of 1998, and borrowings under this line mature in July of 2000. As of August 2, 1997, there were no amounts outstanding under either of these lines of credit. The Company also has an available line of credit for up to $1.0 million for multiple term loans to be used for leasehold improvements and equipment. Under this line, the Company has a term loan with a principal balance of $98,000 at August 2, 1997. The loan is payable in monthly installments over a term of five years with interest payable at 7.4%, matures on November 1, 1998, and is secured by the Company's equipment. The loan agreement for this loan prohibits the payment of cash dividends. As of August 2, 1997, outstanding capital lease obligations and total debt amounted to $280,000, of which $182,000 represented capital lease obligations. The capital lease obligations have terms expiring in fiscal 1999.

Capital expenditures in the first six months of fiscal 1997, net of landlord build-out allowances, amounted to $1.3 million as compared to $875,000 in the first six months of fiscal 1996. The increase resulted from the opening of 5 additional permanent store locations in the first six months of fiscal 1997 and investments for the relocation and expansion of the Company's distribution center.

In addition to the 8 permanent stores opened in the first six months of fiscal 1997, the Company plans to open 4 additional permanent stores in fiscal 1997, of which 2 are presently under construction, and 2 are scheduled to begin construction in late September.

Management believes that cash on hand, operating cash flow, and borrowings under the Company's existing credit facilities will be sufficient to finance the Company's operations for the next twelve months.

Part II.  OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

On July 8, 1997, the Company commenced an initial public offering ("IPO") of 2,450,000 shares of common stock, par value $.01 per share (the "Common Stock") of the Company pursuant to the Company's final prospectus dated July 8, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-25031) on July 8, 1997. Of the 2,450,000 shares of Common Stock offered, 1,600,00 shares were offered and sold by the Company and 850,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company and certain stockholders of the Company granted the several underwriters, for whom A.G. Edwards & Sons, Inc., and Raymond James & Associates, Inc., acted as representatives (the "Representatives"), an over-allotment option to purchase up to an additional 367,500 shares of Common Stock (the "Underwriters' Option"). The IPO terminated on July 11, 1997, upon the sale of 2,450,000 shares of Common Stock to the Underwriters. On August 26, 1997, the Representatives, on behalf of the several underwriters, exercised a portion of the Underwriters' Option, purchasing 40,000 shares of Common Stock from the Company and 60,000 shares of Common Stock from certain stockholders of the Company.

The aggregate offering price of the IPO to the public was $14.7 million (exclusive of the Underwriters' Option), with proceeds to the Company and selling stockholders, after deduction of the underwriting discount, of $8.9 million (before deducting offering expenses payable by the Company) and $4.7 million, respectively. The aggregate offering price of the portion of the Underwriters' Option exercised was $600,000, with proceeds to the Company and selling stockholders, after deduction of the underwriting discount, of $223,200 (before deducting expenses) and $334,800, respectively.

From July 8, 1997 through August 2, 1997, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $460,000, including expenses paid for accounting, legal, printing, and other expenses. The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock issued upon the exercise of the Underwriters' Option were $5,200, including expenses paid for accounting, legal, and other expenses.

None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, or controlling stockholders (e.g., persons owning 10% or more of the Company's stock) of the Company.

Net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and expenses (approximately $1.1 million) were approximately $8.5 million. Net proceeds to the Company as a result of the exercise of the Underwriters' Option, after deducting underwriting discounts and commissions and expenses (approximately $22,000) were approximately $218,000.

The net proceeds to the Company from the IPO, approximately $8.5 million, have been applied as follows: approximately $6.8 million was used to pay down the balance of the Company's credit facilities which were used during the first six months of fiscal 1997 to finance inventory and new store construction; approximately an estimated $1.4 million was used to finance additional inventory and an estimated $320,000 was used for new store construction since August 2, 1997.

The net proceeds to the Company from the exercise of the Underwriters' Option, approximately $218,000, were applied as follows: approximately $218,000 was used to finance inventory build-up in preparation for the holiday selling season. All of the expenditures occurred after August 2, 1997.

The Company has used all of the net proceeds to the Company from the IPO including net proceeds to the Company from the exercise of the Underwriters' Option.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11.1 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1997.

               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 12, 1997

                           WORLD OF SCIENCE, INC.
                              (Registrant)

                           /s/Charles A. Callahan




                           Charles A. Callahan
                           Vice President of Finance
                           Chief Financial Officer and Assistant Secretary (Signed on behalf of the registrant and as Principal Accounting and Financial Officer)