Form 10-Q
period 1997-11-01
WORLD OF SCIENCE INC
filed 1997-12-16
CIK 1035977

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 1, 1997

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

   (State or other jurisdiction of  incorporation          (IRS Employer

     or organization)                                      Identification No.)


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

                     YES   X                          NO

Common stock outstanding as of November 30, 1997: 5,079,955 shares of common stock.

                             WORLD OF SCIENCE, INC.

                                     INDEX
                                                            Page Number

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

          Condensed Statements of Operations........................3


          Condensed Balance Sheets..................................4

          Condensed Statements of Cash Flows........................5


          Notes to Condensed Financial Statements...................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................7-10


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk - None

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities and Use of Proceeds - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K...........................11

         SIGNATURE..................................................12

                            WORLD OF SCIENCE, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED                    NINE  MONTHS ENDED
                                                             -------------------------            ----------------------------
                                                             NOV. 1,         NOV. 2,                NOV. 1,         NOV. 2,
                                                               1997            1996                  1997            1996
                                                             ---------       ---------             ----------      ----------
NET SALES                                                  $    8,209      $    6,925            $    23,782     $    18,857

COST OF SALES AND OCCUPANCY EXPENSES                            6,759           5,456                 18,996          14,567
                                                         -------------   -------------          -------------   -------------
            GROSS PROFIT                                        1,450           1,469                  4,786           4,290

SELLING, GENERAL & ADMINISTRATIVE                               3,777           3,124                  9,927           7,721
                                                         -------------   -------------          -------------   -------------

                     OPERATING LOSS                            (2,327)         (1,655)                (5,141)         (3,431)

INTEREST EXPENSE, NET                                             (70)           (157)                  (191)           (279)
                                                         -------------   -------------          -------------   -------------

LOSS BEFORE INCOME TAXES                                       (2,397)         (1,812)                (5,332)         (3,710)

INCOME TAX BENEFIT                                               (982)           (743)                (2,186)         (1,521)
                                                         -------------   -------------          -------------   -------------

NET LOSS                                                   $   (1,415)      $  (1,069)            $   (3,146)     $   (2,189)
                                                         =============   =============          =============   =============

NET LOSS PER SHARE                                         $    (0.28)      $   (0.31)            $    (0.76)     $    (0.64)
                                                         =============   =============          =============   =============

          WEIGHTED AVERAGE SHARES OUTSTANDING                   5,064           3,423                  4,122           3,423


           See accompanying notes to condensed financial statements

                            WORLD OF SCIENCE, INC.
                           CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                            NOVEMBER 1,           FEBRUARY 1,          NOVEMBER 2,
                                                               1997                 1997                  1996
                                                       ------------------   ------------------   --------------------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                            $             83     $          2,014      $             113
   ACCOUNTS RECEIVABLE                                               429                   55                    115
   INVENTORIES                                                    18,186                6,927                 13,546
   PREPAID EXPENSES AND OTHER
       CURRENTS ASSETS                                               768                  386                    668
   TAXES RECEIVABLE                                                2,234                                       1,533
   DEFERRED INCOME TAXES                                             368                  368                    335
                                                       ------------------   ------------------   --------------------

TOTAL CURRENT ASSETS                                              22,068                9,750                 16,310
PROPERTY, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                                     6,103                4,984                  5,380

DEFERRED INCOME TAXES                                                540                  540                    281
                                                       ------------------   ------------------   --------------------

TOTAL ASSETS                                            $         28,711     $         15,274      $          21,971
                                                       ==================   ==================   ====================

CURRENT LIABILITIES:
   LINE OF CREDIT                                       $          7,590     $                     $           9,650
   CURRENT PORTION OF LONG
       TERM DEBT                                                      73                   69                    553
   CURRENT PORTION OF CAPITAL
       LEASE OBLIGATIONS                                             110                  102                    145
   ACCOUNTS PAYABLE                                                3,351                1,569                  3,082
   ACCRUED EXPENSES                                                  725                  728                    553
   INCOME TAXES PAYABLE                                                                 1,464
                                                       ------------------   ------------------   --------------------

TOTAL CURRENT LIABILITIES                                         11,849                3,932                 13,983

LONG TERM DEBT                                                        13                   69                    565
CAPITAL LEASE OBLIGATIONS                                             54                  130                    226
ACCRUED OCCUPANCY EXPENSE                                            749                  663                    642
                                                       ------------------   ------------------   --------------------

TOTAL LIABILITIES                                                 12,665                4,794                 15,416
                                                       ------------------   ------------------   --------------------
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE
     AUTHORIZED 5,000,000 SHARES;
     NO SHARES ISSUED AND OUTSTANDING
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;
     ISSUED AND OUTSTANDING 5,079,955,                                51                   34                     34
         3,422,955 AND 3,422,955 SHARES
   ADDITIONAL PAID-IN CAPITAL                                     11,398                2,703                  2,703
   RETAINED EARNINGS                                               4,597                7,743                  3,818
                                                       ------------------   ------------------   --------------------

              TOTAL STOCKHOLDERS' EQUITY                          16,046               10,480                  6,555
                                                       ------------------   ------------------   --------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $         28,711     $         15,274      $          21,971
                                                       ==================   ==================   ====================


           See accompanying notes to condensed financial statements

                            WORLD OF SCIENCE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                    NINE  MONTHS ENDED
                                                             -------------------------             -------------------------
                                                           NOVEMBER 1,       NOVEMBER 2,           NOVEMBER 1,      NOVEMBER
                                                               1997            1996                  1997            1996
                                                             ---------       ---------             ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                 $  (1,415)      $  (1,069)            $   (3,146)     $   (2,189)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                               344             297                    961             793
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:
              ACCOUNTS RECEIVABLE                                (140)            106                   (374)            (50)
              INVENTORIES                                      (7,006)         (4,966)               (11,259)         (7,574)
              PREPAID EXPENSES AND OTHER
                  CURRENTS ASSETS                                 (60)            (81)                  (382)           (418)
              TAXES RECEIVABLE                                 (1,019)           (755)                (2,234)         (1,533)
         (DECREASE) INCREASE IN:
              ACCOUNTS PAYABLE                                    277           1,048                  1,782           1,728
              ACCRUED EXPENSES                                    270             208                     (3)           (204)
              INCOME TAXES PAYABLE                                                                    (1,464)         (1,007)
              ACCRUED OCCUPANCY EXPENSE                            30              27                     86              87
                                                         -------------   -------------          -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES:                   (8,719)         (5,185)               (16,033)        (10,367)
                                                         -------------   -------------          -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES--
   CAPITAL EXPENDITURES, NET                                     (732)           (726)                (2,072)         (1,602)
                                                         -------------   -------------          -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                     241                                  8,712
   PROCEEDS FROM ADVANCES ON LINE OF CREDIT                     7,590           5,820                 13,590           9,650
   PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                                       200                    845             970
   PRINCIPAL PAYMENTS ON LINE OF CREDIT                                                               (6,000)
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                           (12)            (17)                  (897)            (53)
   PRINCIPAL PAYMENTS ON CAPITAL LEASES                           (26)            (38)                   (76)           (105)
                                                         -------------   -------------          -------------   -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       7,793           5,965                 16,174          10,462
                                                         -------------   -------------          -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                              (1,658)             54                 (1,931)         (1,507)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                          1,741              59                  2,014           1,620
                                                         -------------   -------------          -------------   -------------
   END OF PERIOD                                           $       83      $      113            $        83     $       113
                                                         =============   =============          =============   =============

CASH PAID DURING PERIOD FOR:
   INTEREST                                                $       72      $      157            $       201     $       281
   INCOME TAXES                                            $       48      $       12            $     1,512     $     1,019
                                                         =============   =============          =============   =============

NONCASH INVESTING AND FINANCING ACTIVITY:
   ACQUISITION OF EQUIPMENT UNDER A CAPITAL LEASE          $        8      $                     $         8     $       240
                                                         =============   =============          =============   =============

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

Due to the seasonal nature of the Company's business, results for the third quarter and first nine months of fiscal 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 1998.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130, which is effective for the Company in 1998, will not have a material impact on its financial statements.

NOTE 3.  Forward Looking Information

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

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 55 permanent stores and 95 seasonal stores as of November 1, 1997, as compared to 43 permanent stores and 75 seasonal stores as of November 2, 1996. Three new permanent stores and 21 new seasonal stores were opened in the third quarter of fiscal 1997 as compared to 3 new permanent stores and 29 new seasonal stores in the third quarter of fiscal 1996.

Comparison of Three Months Ended November 1, 1997 to Three Months Ended November 2, 1996.

Net Sales. Net sales increased to $8.2 million from $6.9 million, or 18.5%. Of the $1.3 million increase in net sales: $931,000 was attributable to three new permanent stores opened during the third quarter of fiscal 1997 and fifteen new permanent stores not in operation as of the beginning of the prior year, and $372,000 was attributable to net sales derived from an increased number of seasonal stores operated during the third quarter of fiscal 1997. Comparable permanent store net sales decreased $20,000, or 0.6% for the thirteen-week period ended November 1, 1997.

Cost of Sales and Occupancy Expenses.    Cost of sales and occupancy expenses,
which include distribution center costs and other expenses associated with acquiring inventory, increased to $6.8 million from $5.5 million, an increase of 23.9%. As a percentage of net sales, it increased to 82.3% from 78.8%. The dollar increase was due to increased store occupancy expenses from more stores in operation in the third quarter of fiscal 1997, and increased cost of sales due to higher net sales. The increase as a percentage of net sales of 3.5% was attributable to a 0.8% increase in product costs, and a 2.7% increase in occupancy expenses caused by lower comparable store net sales and a decrease in average seasonal per store sales.

Selling, General, and Administrative Expenses.    Selling, general, and
administrative expenses increased to $3.8 million from $3.1 million, an increase of 20.9%. Selling, general, and administrative expenses increased to support higher net sales levels and an increased number of permanent and seasonal stores. As a percentage of net sales, it increased to 46.0% from 45.1%, primarily as a result of lower comparable store net sales and a decrease in average seasonal store sales.

Interest Expense, Net. Net interest expense decreased to $70,000 in the third quarter of fiscal 1997 from $157,000 in the third quarter of fiscal 1996, primarily as a result of proceeds from the Company's initial public offering being used to pay down seasonal borrowings.

Net Loss. Net loss increased to $1.4 million, or 17.2% of net sales, in the third quarter of fiscal 1997 from $1.1 million, or 15.4% of net sales, in the third quarter of fiscal 1996.

Comparison of Nine Months Ended November 1, 1997 to Nine Months Ended November 2, 1996.

Net Sales. Net sales increased to $23.8 million from $18.9 million, or 26.1%. The first nine months of fiscal 1997 represented a thirty-nine week period, as compared to a forty week period in fiscal 1996. Of the $4.9 million increase in net sales: $2.6 million was attributable to eleven new permanent stores opened during the first nine months of fiscal 1997 and seven new permanent stores not in operation the full nine months of the prior year, and $2.3 million was was attributable to net sales derived from an increased number of seasonal stores operated during the first nine months of fiscal 1997. Comparable store net sales declined $16,000. Comparable store net sales for the Company's permanent stores increased 1.4% for the thirty-nine week period ended November 1, 1997.

Cost of Sales and Occupancy Expenses.    Cost of sales and occupancy expenses
increased to $19.0 million from $14.6 million, an increase of 30.4%. As a percentage of net sales, it increased to 79.9% from 77.2%. The dollar increase was due to increased store occupancy expenses from more stores in operation in the first nine months of fiscal 1997, costs associated with a move to a new distribution facility, and increased cost of sales due to higher net sales. The increase as a percentage of net sales of 2.7% was attributable to a 2.4% increase in occupancy expenses caused by lower comparable store net sales, a decrease in average seasonal per store sales, and the comparison of a thirty-nine week period in the first nine months of fiscal 1997 to a forty week period in the first nine months of fiscal 1996. Margins for products sold decreased 0.3%.

Selling, General, and Administrative Expenses.    Selling, general, and
administrative expenses increased to $9.9 million from $7.7 million, an increase of 28.6%. Selling, general, and administrative expenses increased to support higher net sales levels and an increased number of permanent and seasonal stores. As a percentage of net sales, it increased to 41.7% from 40.9%, primarily as a result of lower comparable store net sales, a decrease in average seasonal store sales, and a severance payment of $65,000 to the former President of the Company.

Interest Expense, Net. Net interest expense decreased to $191,000 in the first nine months of fiscal 1997 from $279,000 in the first nine months of fiscal 1996. Proceeds from the Company's initial public offering were used to pay down seasonal borrowings.

Net Loss. Net loss increased to $3.1 million or 13.2% of net sales, in the first nine months of fiscal 1997 from $2.2 million or 11.6% of net sales, in the first nine months of fiscal 1996.

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

In the second quarter of fiscal 1997, the Company completed an initial public offering which provided net proceeds of $8.5 million. The Company used approximately $6.8 million to pay down the balance on its existing credit facilities which were used in the first six months of fiscal 1997 to finance inventory and new store construction.

The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow utilized by operations increased $8.7 million in the third quarter of fiscal 1997 from $5.2 million in the third quarter of fiscal 1996 due to a greater third quarter net loss, increased levels of inventories and other working capital items. Cash flow utilized by operations increased to $16.0 million in the first nine months of fiscal 1997 from $10.4 million in the first nine months of fiscal 1996 due to a greater net loss, increased levels of inventories and other working capital items in the first nine months of fiscal 1997.

The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $12.5 million or 80.0% of the Company's cost of inventory. The line expires on February 29, 1998, and bears interest at the bank's prime rate. The credit agreement for this line of credit prohibits the payment of cash dividends or the purchase or redemption of the Company's capital stock in excess of $50,000 in the aggregate in any fiscal year. The Company also has a revolving term credit facility in the amount of $1.5 million for the purpose of new store construction which bears interest at a rate of .25% over the bank's prime rate. This facility is available for new store locations identified by the Company by July of 1998, and borrowings under this line mature in July of 2000. As of November 1, 1997, there was a principal balance of $7.6 million under the revolving line of credit facility and no amounts outstanding under the revolving term credit facility. The Company also has an available line of credit for up to $1.0 million for multiple term loans to be used for leasehold improvements and equipment. Under this line, the Company has a term loan with a principal balance of $86,000 at November 1, 1997. The loan is payable in monthly installments over a term of five years with interest payable at 7.4%, matures on November 1, 1998, and is secured by the Company's equipment. The loan agreement for this loan prohibits the payment of cash dividends. As of November 1, 1997, outstanding capital lease obligations amounted to $164,000. The capital lease obligations have terms expiring in fiscal 1999.

Capital expenditures in the first nine months of fiscal 1997, net of landlord build-out allowances, amounted to $2.1 million as compared to $1.6 million in the first nine months of fiscal 1996.

The increase resulted from the opening of 5 additional permanent store locations in the first nine months of fiscal 1997 and investments for the relocation and expansion of the Company's distribution center.

In addition to the 11 permanent stores opened in the first nine months of fiscal 1997, the Company opened 1 additional permanent store subsequent to November 1, 1997, completing its permanent store expansion program for fiscal 1997.

Management believes that cash on hand, operating cash flow, and borrowings under the Company's existing credit facilities will be sufficient to finance the Company's operations for the next twelve months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11.1 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1997.

     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 12, 1997

                         WORLD OF SCIENCE, INC.
                              (Registrant)

                         /s/Charles A. Callahan



                         Charles A. Callahan
                         Vice President of Finance
                         Chief Financial Officer and Assistant Secretary (Signed on behalf of the registrant and as Principal Accounting and Financial Officer)