Form 10-K405
period 1998-01-31
WORLD OF SCIENCE INC
filed 1998-04-30
CIK 1035977

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

        (x)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 1998

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

       Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:


                                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
     -------------------                         -------------------
Common Stock. par value $0.01 per share        The Nasdaq Stock Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES   [X]    NO   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sale price of the registrant's Common Stock as reported on NASDAQ on March 31, 1998 was $14,764,000. The number of shares of Common Stock, with $.01 par value, outstanding on March 31, 1998 was 5,079,955 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of Item 10 and Items 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be held June 9, 1998. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before May 8, 1998.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     World of Science, Inc. (the "Company" or "World of Science") is a leading specialty retailer of a variety of traditional and distinctive science and nature products. The Company's merchandising strategy emphasizes both the educational and entertainment values of its products, which are offered at competitive prices in a stimulating retail environment. World of Science has developed a broad customer base, as its products appeal to customers of all ages for gift-giving, educational use and entertainment. The Company operates both a permanent and seasonal store format. At January 31, 1998, the Company operated 56 permanent stores and 67 seasonal stores in 27 states, primarily in enclosed malls. The Company's fiscal year is the 52-week period ending on the Saturday closest to January 31. The terms "fiscal" and "fiscal year" refer to the calendar year in which the Company's fiscal year commences. Fiscal 1996 consisted of 53 weeks as compared to 52 weeks for all other years presented.

     Permanent World of Science stores are open year-round under long-term leases, contain an average of 2,000 square feet of selling space and maintain approximately 2,600 stock-keeping units ("SKUs") of inventory. Permanent stores are also generally characterized by an upscale store facade and interior fixture package. Seasonal stores are open during the holiday selling season, or for an extended period beyond that season, under leases with shorter terms. Seasonal stores contain an average of 1,500 square feet of selling space, maintain approximately 1,950 SKUs of inventory, occupy available in-line mall space, require minimal store build-out and employ reusable fixtures.

     The Company was founded in Rochester, New York and incorporated in 1969, primarily to develop and manufacture science kits for school systems. In 1973, the Company began selling science and nature products through a mail order catalog and, in 1984, opened its first retail store in the Rochester Museum and Science Center. Based upon the success of its science and nature retail concept locally, the Company decided in the late 1980's to focus exclusively on the retail store segment of its business and discontinued its manufacturing operations. Its catalog operations were phased out commencing in fiscal 1991.

BUSINESS STRATEGY

 . DISTINCTIVE AND TRADITIONAL MERCHANDISE. World of Science stores offer a variety of educationally and entertainment-oriented, distinctive science and nature products, together with a broad assortment of more traditional science and nature products. Many of the products offered in World of Science stores are not widely available from other retailers within the malls occupied by the Company's stores. The Company continually seeks new and distinctive products and, accordingly, updates approximately one-third of its SKUs annually.

 . EDUCATIONAL AND ENTERTAINING SHOPPING EXPERIENCE. The Company's products are displayed to encourage customers to browse, experiment with, and examine the features and quality of the products as the store layout guides them through up to 25 different product areas. This educational and entertaining shopping experience places the customer in an environment where experimentation and play are integral components of the buying experience.

 . SUPERIOR CUSTOMER SERVICE. The Company employs enthusiastic and friendly sales personnel who are trained to highlight the benefits of the products offered and encourage customers to browse at their leisure.

 . USE OF SEASONAL STORES. The seasonal store program enables the Company to reach a broader customer base during the holiday selling season, as well as to test prospective locations for permanent stores before making the required capital investment. The Company opportunistically seeks out available in-line space in quality shopping malls which it can lease for several months around the holiday selling season and, in some instances, for an extended period thereafter. The cost of opening seasonal stores is substantially lower and the lead time is substantially shorter than those associated with permanent stores. In fiscal 1997, 44.6% of the Company's total net sales were generated by seasonal stores, as compared to 46.1% in fiscal 1996. The Company's flexible store formats, combined with its distinctive merchandise, make World of Science stores attractive to mall operators.

 . PRICE INTEGRITY. The Company's pricing strategy is to offer quality products at fair prices. World of Science stores sell merchandise generally ranging in price from less than $1.00 to $1,000. The Company does not engage in frequent storewide sales or price mark-downs and believes it uses sales and price mark-downs to a lesser degree than other retailers. The Company believes that its pricing strategy fosters customer trust and confidence.

EXPANSION STRATEGY

     The Company has grown by opening new permanent stores, by operating seasonal stores to capture sales during the holiday selling season, and by increasing sales volume from its existing permanent stores. Although management does not believe there are geographical constraints on the location of future stores, the Company's expansion strategy will focus primarily on opening stores in new and existing markets in the eastern half of the United States before expanding elsewhere. The Company believes that this strategy will allow it to increase the recognition of the "World of Science" name, enhance operating efficiencies and manage growth. The principal elements of the Company's expansion strategy are as follows:

 . NEW PERMANENT STORE OPENINGS. The Company currently operates 60 permanent
  World of Science stores, including four new permanent stores which have opened since the beginning of fiscal 1998. The Company expects to open a total of approximately 20 permanent stores in fiscal 1998 and approximately 24 permanent stores in fiscal 1999 in both new and existing markets. In many cases, permanent stores will replace seasonal stores and, in appropriate circumstances, the Company may acquire or assume pre-existing leases of other retail stores. Although the Company may also evaluate opening stores in non-mall locations, such as airports and museums, the Company has no commitments for new permanent stores in non-mall locations.

 . ACTIVE SEASONAL STORE PROGRAM. The Company operated 101 World of Science seasonal stores during the fiscal 1997 holiday selling season and currently operates 58 seasonal stores. During the past three fiscal years, the Company has only opened two permanent stores in pre-existing malls which were not preceded by a seasonal store in the same mall. The Company plans to operate approximately 100 seasonal stores during the holiday selling season in fiscal 1998 and fiscal 1999.

 . COMMITMENT TO STRONG INFRASTRUCTURE. The Company's expansion strategy includes a commitment to make appropriate infrastructure investments. Over the past three years, the Company has made significant investments in its management information systems and distribution facilities, which have contributed to efficiencies in inventory management and product distribution. In the second quarter of fiscal 1997, the Company relocated its distribution facility to a larger facility. The Company is presently piloting new point-of-sale software with the full roll-out to be completed in the second quarter of fiscal 1998. The Company periodically evaluates its store formats to maintain high standards of attractiveness and an appropriate showcase for its science and nature products.

MERCHANDISING

     The Company's merchandising strategy emphasizes both the educational and entertainment values of its products, which are offered at competitive prices in a stimulating retail environment. The Company has a broad customer base and its products appeal to customers of all ages for gift giving, educational use and entertainment. Many of the products offered in World of Science stores are not widely available from other retailers within the malls occupied by the Company's stores. Each permanent store carries approximately 2,600 SKUs displayed in separate product areas. The Company generally does not carry licensed products or mass market television advertised products. In most product categories, the Company offers a variety of traditional science and nature products that customers would expect to encounter in a science and nature store. These more traditional products are displayed together with the Company's distinctive items. The Company is continually seeking new, distinctive products consistent with its merchandising strategy. Historically, the Company has updated approximately one-third of the items in its merchandise assortment annually.

     The Company's merchandising team attends trade shows to identify potential new products, and the Company evaluates all new products prior to offering them for sale in its stores. In addition, the Company seeks input and suggestions from its store personnel and customers, and product selections are sometimes made based upon such recommendations. The Company occasionally designs its own products which are manufactured by third party sources. For example, the Company's best-selling telescope product was designed by the Company to be more user-friendly and to incorporate features not generally found in comparably priced telescopes. The Company also employs a staff geologist, who is responsible for evaluating mineral and fossil specimens for sale in World of Science stores.

     A typical permanent World of Science store has approximately 25 different product areas and seasonal stores generally feature approximately 20 different product areas, focused upon specific merchandising themes. The Company's themes follow a strategically planned layout which encourages customers to visit every theme within the store. Although not all of the available merchandising themes are included in each World of Science store, the following is a list of the principal merchandising themes, together with a description of the typical products included in these themes.

        . Activity Kits         arts and crafts, behavioral science, archeology
                                and paleontology
        . American Craftsman    limited production kaleidoscopes, glass and
                                metal sculptures, jewelry, pottery bowls, vases
                                and decorative pieces with natural images
        . Anatomy               anatomical models, charts and books
        . Animal Replicas       mammals, marine life, reptiles, amphibians and
                                insects represented in self-assembled, molded or
                                plush replicas
        . Apparel               distinctive T-shirts, hats and kits for ties and
                                scarves
        . Astronomy             telescopes, star finder charts, instructional
                                models, solar system charts and mobiles
        . Biology               microscopes, related labware, books for
                                reference and science projects, petri dishes,
                                microscope sets and slide sets
        . Bird Watching         binoculars, feeders, houses, field
                                identification guides, bird calls and books
        . Botany & Garden       fountains, seed kits, figurines, plant growing
           Accessories          kits, garden sculpture, wind chimes and bells
        . Chemistry             experiment kits, science project resources,
                                technical labware and reference books
        . Dinosaurs             molded replicas, models, puzzles, games,
                                books and kits
        . Flight                model rocketry, kites, boomerangs and flight
                                discs
        . Food Making           kits for making chewing gum, chocolate, soda and
                                flavored vinegar
        . Geography             compasses, hiking staffs, educational
                                puzzles, games and maps
        . Geology               quality mineral and fossil collectibles
                                for the beginner to serious collectors
        . Glow in the Dark      astronomical and animal designs
        . Impulse               fascinating pick-up items, including spinning
                                tops, keychains, magnets and travel puzzles
        . Jewelry               natural gemstone, titanium, glass and nature
                                images
        . Magnetism             magnets, building kits, floating tops and
                                science project kits
        . Nostalgia             old-fashioned toys and games
        . Optics                magnifiers, a wide range of kaleidoscopes and
                                teleidoscopes
        . Physics               traditional construction sets and robotic models
        . Plush                 stuffed animals
        . Puzzles and Games     jigsaw puzzles, brainteasers, travel games and
                                other board games
        . Recorded Music        music with enhancements of nature sounds,
                                music for relaxation and Celtic music
        . Relaxation            massage tools, books, aromatherapy, reflexology
                                and stress management
        . Weather               weather instruments, solar kits, umbrellas and
                                reference books

     Offering quality products at fair prices is a key element in the Company's business strategy. The Company does not engage in frequent storewide sales or price mark-downs and it believes it uses sales and price mark-downs to a lesser degree than other retailers.

     The prices range of products carried by World of Science stores generally vary from less than $1.00 to $1,000. The average customer transaction in fiscal 1997 was $21.96 for the five-weeks ending December 27, 1997 and was $17.18 for the entire fiscal year, as compared to $20.30 for the five-weeks ending December 28, 1996 and $16.42 for the entire fiscal 1996.

PURCHASING AND DISTRIBUTION

     The Company purchases its products from over 450 sources and is continually in search of additional suppliers. The Company's merchandising team includes the Company's President, Vice President of Operations and Merchandising Manager. This team and other representatives of the Company attend trade shows to identify potential new product sources. The Company's top 20 product sources accounted for 45.2% of total purchases in fiscal 1997, and 45.7% of total purchases in fiscal 1996. No single supplier furnished products representing more than 6.2% of sales in fiscal 1997, as compared to 6.4% of sales in fiscal 1996.

     Inventory levels for each store, both on a SKU and dollar level, are monitored weekly, with automatic replenishment orders made through the Company's management information systems. This is accomplished based on a pre-determined, maximum/minimum SKU stocking control system. Maximum/minimum SKU inventory levels are reviewed and, if warranted, adjusted on a seasonal basis, most notably in preparation for the year-end holiday selling season, and are closely monitored for Company-wide stock reordering and initial holiday orders. The Company typically ships products via ground freight for new store inventory stocking or existing store replenishment orders. Replenishment orders are typically filled within three days.

     The Company leases a 110,000 square foot distribution center in Rochester, New York, less than one mile from the Company's corporate offices, from which it conducts all of its inventory management, receiving and shipping. The current geographic concentration of its stores enables the Company to make deliveries to stores on a weekly basis and enables it to restock its stores' inventories promptly and efficiently from its distribution center. Deliveries are generally made through common carriers. The distribution center uses a personal computer based inventory location management system which incorporates real time radio frequency ("RF") features to enable distribution center personnel to receive, store, pick and check incoming and outgoing orders by SKU in a paperless process. Because this system tracks inventory by location, order pickers are directed by hand-held RF terminals to bar-coded SKU locations in the sequence in which product is stored in the warehouse. The order pickers are prompted to pick the proper quantity to fill orders to replenish the stores, thus allowing orders to be efficiently picked.

STORE OPERATIONS

     The Company's products are displayed to encourage customers to browse, experiment with, and examine the features and quality of the products as the store layout guides them through up to 25 different product areas. World of Science stores offer customers an educational and entertaining shopping environment where experimentation and play are integral components of the buying experience. Management believes that providing well-trained, knowledgeable and friendly store personnel is a key aspect of its business strategy and contributes to the shopping experience. The Company's products lend themselves to explanations and demonstrations, and store personnel with product knowledge can assist customers with purchasing decisions. All store personnel are trained in customer service, product features and the store's point-of-sale system.

     The Company's store operations are managed by its Vice President of Operations, who oversees a staff consisting of two regional managers, ten district managers and five area managers. The regional managers oversee the Company's district managers, who, in turn, may supervise one or more area managers. District managers also oversee specific stores that are not managed by area managers. District and area managers are responsible for all aspects of the operations of stores in defined market areas. All World of Science stores are generally staffed with one store manager, and permanent stores typically also have an assistant store manager. Store managers are responsible for many aspects of store operations, including store staffing and development, visual presentation and shrinkage control. However, merchandise replenishment is controlled centrally, to ensure adequate inventory levels, consistent with the rate of sale at each store. All store management personnel are paid on a salary basis and, as an incentive to increase sales, are eligible to receive bonuses based on the store's sales performance during each fiscal year. World of Science stores have a sales staff of approximately eight hourly employees in permanent stores and approximately five hourly employees in seasonal stores. The number of hourly employees increases to about 20 in permanent stores and 10 in seasonal stores during the holiday selling season.

     Permanent stores contain on average 2,000 square feet of selling space and offer approximately 2,600 SKUs. The Company's permanent stores have an upscale design which generally includes mahogany and brass fixturing, river-rock and wood store facades and open product displays that encourage customers to experiment and play with the merchandise. The Company periodically evaluates its permanent store format to assure an upscale, modern appearance with eye-catching window displays. In the case of the Company's newest permanent stores, the Company updated its store format to include more open storefronts and brighter interior spaces. Although the Company generally ensures that all of its permanent stores employ the Company's upscale decorative style, the Company may use less expensive facades and fixtures to adapt to particular malls and markets. On average, the Company has refurbished its permanent stores every three years.

     Seasonal stores are typically opened in sites requiring minimal build-out and are fixtured with wall systems and merchandise displays that can be disassembled and re-used in other seasonal store locations. Seasonal stores also carry lower inventory levels than permanent stores. A typical seasonal store carries about 75% of the SKUs featured in the Company's permanent stores and averages approximately 1,500 square feet of selling space. Seasonal stores operate on month-to-month or short term leases of up to three years. The lead time in opening a seasonal store is substantially shorter than the lead time for permanent stores, enabling the Company to react quickly to market opportunities.

     World of Science stores are open seven days a week and the typical hours of operation are from 10:00 a.m. to 9:00 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, with extended hours during the holiday selling season. The Company's stores are generally open during the same business hours as the enclosed malls in which they operate. Except with respect to advertising required under certain of its mall leases, the Company does not presently rely on advertising to generate sales and is dependent upon mall traffic to attract customers.

MANAGEMENT INFORMATION SYSTEMS

     The Company uses an IBM AS/400 (model 510) for its management information systems, which handles all major informational requirements of the Company's business, including sales, warehousing and distribution, purchasing, inventory control, merchandise planning and replenishment as well as various accounting functions. At the store level, the Company uses a point-of-sale computer system with the capability to provide sales data and to maintain perpetual inventory data on a per-SKU basis. All software applications which run on the AS/400 are licensed by World of Science and have been customized according to Company specifications.

     The Company tracks its inventory by electronic data interchange between the AS/400 and the Company warehouse and its stores. All inventory is bar-coded where practical. The system polls each of its stores each evening to upload sales data, to update inventory status and to determine replenishment requirements. Weekly sales information is retained for each store, allowing the Company to analyze sales performance by store, market and SKU.

COMPETITION

     Competition for consumer spending is highly intense among specialty retailers, traditional department stores and mass merchants in regional shopping malls and other high traffic retail locations. The Company competes against other retailers for suitable real estate locations and qualified personnel. The Company believes that its distinctive and traditional merchandise, educational and entertaining shopping experience, superior customer service, use of seasonal stores and price integrity distinguishes it from other specialty retailers. The specialty retail business has few barriers to entry. In addition, as the Company expands into new markets, its success may depend in part on its ability to gain market share from established competitors. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company. There can therefore be no assurance that the Company will be able to compete successfully with them in the future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and all of its net income have been realized during the months of November and December, and levels of sales and net income have generally been substantially lower from January through October, resulting in losses in the first three fiscal quarters. In preparation for its holiday selling season, the Company significantly increases inventories and related indebtedness, hires an increased number of temporary employees in its stores and distribution center, and incurs costs in setting up seasonal store locations. If, for any reason, the Company's sales were to be substantially below seasonal norms during the months of November and December, or if the Company could not hire a sufficient number of qualified employees during the peak periods, the Company's business, financial condition and results of operations would be adversely affected. Quarterly results are affected by the timing of new store openings and the amount of revenue contributed by permanent and seasonal stores.

EMPLOYEES

     As of January 31, 1998, the Company employed approximately 1054 employees. The Company regularly supplements its work force with a significant number of part-time employees during the holiday selling season. Substantially all of the Company's part-time employees work at the store level. None of the Company's employees are represented by labor unions and the Company believes its employee relations are very good.

FUTURE RESULTS

     This report contains forward looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors, such as consumer spending which is dependent on economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's other filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

ITEM 2.  PROPERTY

     The Company's corporate headquarters are located in a 35,000 square foot facility which is comprised of 10,000 square feet of office space and 25,000 square feet of warehouse space. The facility is leased from the State of New York at an annual rent of approximately $88,000. The term of this lease, inclusive of two five-year renewal options, expires in 2013, and the lease provides for rental increases for each renewal term based on increases in the consumer price index, not to exceed 20% of the then current rent.

     The Company entered into a sublease for a new distribution center in fiscal 1997. The facility, which is located within one mile of the Company's office, contains approximately 110,000 square feet of warehouse space. The sublease is triple net and is for a term of 37 months ending in the year 2000, and the Company has two one-year renewal options. The base monthly rental for this facility is approximately $31,500.

     Management believes that the capacity of the corporate headquarters and distribution center will be sufficient for the next 24 months.

     At January 31, 1998, the Company operated 56 permanent stores and 67 seasonal stores in 27 states. The permanent stores occupied 123,678 gross square feet of leased space, with the stores ranging in size from 1,000 to 3,000 square feet. The Company's permanent stores typically have lease terms ranging from seven to ten years, and the lease terms for existing permanent stores expire between 1998 and 2008. Seasonal stores have lease terms ranging from month-to-month to three years. The Company's store leases generally provide for percentage rent based upon sales.

     World of Science stores are generally located in high traffic areas of regional, enclosed shopping malls. The Company believes that the number of desirable store sites likely to be available in the future will be adequate to permit the Company to implement its expansion strategy. In selecting new store locations, the Company evaluates the market areas, mall locations, anchor stores, mall traffic patterns, mall sales per square foot, performance of other specialty retail tenants, competition and occupancy, construction and other costs associated with opening a store.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that the Company might incur upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains general liability insurance coverage in amounts deemed to be adequate by management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     World of Science, Inc. Common Stock, $.01 par value, is traded on The Nasdaq Stock Market(SM) under the symbol WOSI. The following quotations are furnished by Nasdaq for the periods indicated. These quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.


              First      Second             Third              Fourth
             Quarter     Quarter           Quarter             Quarter
             -------     -------           -------             -------
 1997          N/A     6 1/2 - 6(1)   6 19/32 - 4 17/64    5 1/4 - 2 1/16

----------
(1) Market prices reflected are for the period of July 8, 1997 (date Company's initial public offering commenced) through August 2, 1997 (date second quarter of fiscal 1997 ended).

     As of April 20, 1998, there were approximately 124 holders of record of the Company's Common Stock and approximately 1,825 beneficial holders.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 6 to our financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                        FISCAL YEAR ENDED
                                                                                        -----------------
                                                             JANUARY 31,    FEBRUARY 1,   JANUARY 28,  JANUARY 29,   JANUARY 30,
                                                                1998          1997          1996         1995          1994
                                                                ----          ----          ----         ----          ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AND STORE OPERATING DATA)
STATEMENT OF INCOME DATA:
     Net sales..........................................  $    54,259   $    44,563   $    37,265   $    31,335   $    23,153
     Cost of sales and occupancy expenses...............       35,922        28,630        23,957        20,788        14,861
                                                          -----------   -----------   -----------   -----------   -----------
     Gross profit.......................................       18,337        15,933        13,308        10,547         8,292
     Selling, general and administrative
         expenses.......................................       15,158        12,593        10,680         9,048         6,785
                                                          -----------   -----------   -----------   -----------   -----------
     Operating income...................................        3,179         3,340         2,628         1,499         1,507
     Interest expense, net..............................          237           394           418           320            68
                                                          -----------   -----------   -----------   -----------   -----------
     Income before income taxes.........................        2,942         2,946         2,210         1,179         1,439
     Income tax expense.................................        1,182         1,210           906           460           600
                                                          -----------   -----------   -----------   -----------   -----------
     Net income.........................................  $     1,760   $     1,736   $     1,304   $       719   $       839
                                                          ===========   ===========   ===========   ===========   ===========
     Net income per share:
         Basic..........................................  $      0.40   $      0.50   $      0.37   $      0.21   $      0.25
                                                          ===========   ===========   ===========   ===========   ===========
         Diluted(2).....................................  $      0.40   $      0.49   $      0.35   $      0.20   $      0.23
                                                          ===========   ===========   ===========   ===========   ===========

STORE OPERATING DATA:
     Selected Permanent Store Data
         Number of stores at beginning of period........           44            37            33            27            23
         Number of stores at end of period..............           56            44            37            33            27
         Total net sales................................  $30,055,000   $23,998,000   $20,241,000   $16,178,000   $12,720,000
         Percentage increase in comparable store
             net sales(3)(4)............................          1.5%          3.5%          3.1%          2.9%          1.7%
         Total square footage at end of period(5).......      123,678        94,348        75,182        65,048        50,843
         Average net sales per square foot(3)(5)........  $       262   $       275   $       272   $       274   $       280
         Average net sales per store (3)(5).............  $   572,000   $   575,000   $   544,000   $   532,000   $   495,000
     Selected Seasonal Store Data
         Number of stores at beginning of period........           62            37            40            26             0
         Peak number of stores during period(6).........          101            85            71            89            79
         Total net sales................................  $24,204,000   $20,565,000   $17,019,000   $15,113,000   $10,323,000

                                                             January 31,   February 1,   January 28,   January 29,  January 30,
                                                                1998          1997          1996          1995         1994
                                                                ----          ----          ----          ----         ----
                                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and cash equivalents..........................  $     6,742   $     2,014   $     1,620   $       655   $       727
     Working capital....................................       14,819         5,818         4,972         4,479         4,579
     Total assets.......................................       25,432        15,274        12,855        10,615         8,879
     Total debt, including capital lease
         obligations....................................          410           370           437           563           369
     Stockholders' equity...............................       20,952        10,480         8,745         7,441         6,640

(1) The fiscal year ended February 1, 1997 consisted of 53 weeks as compared with 52 weeks in all other years presented.
(2) Computed based on the weighted average number of shares of common stock and common stock equivalents, calculated using the treasury stock method. For fiscal 1993 through 1995, the weighted average number of shares includes 654,550 shares owned by the Company's Chairman which were subject to an option granted by him to the Company's former President, which option terminated unexercised on January 17, 1996. The 654,550 shares were considered in the diluted net income per share calculation as common stock equivalents issued by the Company for those fiscal years.
(3) Percentage increase in comparable store net sales, average net sales per square foot and average net sales per store are adjusted to reflect a 52-week year for all years presented.
(4) A comparable store is defined as a permanent store which was open as a permanent store for at least one full fiscal year as of the beginning of the fiscal year.
(5) Average net sales per square foot and average net sales per store include only stores open for the entire fiscal period. Total square footage at end of period reflects the gross leased space of permanent stores open at the end of the period.
(6) Reflects the greatest number of seasonal stores open at any one time during the period, which is historically during the fourth quarter of a fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading specialty retailer of a variety of traditional and distinctive science and nature products. The Company's sales have grown from $23.2 million in fiscal 1993 to $54.3 million in fiscal 1997, primarily due to the Company's store expansion program and, to a lesser extent, increases in comparable store net sales. The Company's retail establishments consist of permanent and seasonal stores. Permanent World of Science stores are open year-round under long-term leases, contain an average of 2,000 square feet of selling space, maintain approximately 2,600 SKUs in inventory, and are characterized by an upscale store facade and interior package. Seasonal stores are open during the holiday selling season, or for an extended period beyond the holiday selling season, under shorter term leases with terms ranging from month-to-month to three years. Seasonal stores contain an average of 1,500 square feet of selling space, maintain approximately 1,950 SKUs in inventory and are typically located in available in-line mall space. The cost of opening seasonal stores is substantially lower and the lead time is substantially shorter than those associated with permanent stores.

     Since the Company's opening of its first World of Science store in 1984, the Company has expanded to 56 permanent stores as of January 31, 1998. Since opening its first seasonal store in fiscal 1992, the Company has increased the use of this store format, operating 101 seasonal stores during the fiscal 1997 holiday selling season. The Company strives to maintain an appropriate balance between permanent stores and seasonal stores, taking into account such factors as management time demands, return on investment and site availability. While the Company will continue its active program of seasonal store operations, it is placing greater emphasis on the opening of new permanent stores. The Company opened 12 new permanent stores in fiscal 1997, seven new permanent stores in fiscal 1996, and four new permanent stores in fiscal 1995. The Company presently anticipates opening a total of 20 new permanent stores in fiscal 1998, four of which had been opened as of April 1, 1998. The Company operated 101 seasonal stores during the fiscal 1997 holiday selling season and anticipates operating approximately 100 seasonal stores during the fiscal 1998 holiday selling season.

     The Company's business is subject to substantial seasonal variations. Historically, a significant portion of the Company's sales and all of its net income have been realized during the months of November and December, and net sales have generally been significantly lower from January through October, resulting in losses in the first three quarters. The Company expects that, given its dependence on the holiday selling season, it will continue to experience losses in the first three fiscal quarters. In addition, as a result of the Company's planned expansion, management believes that the Company may experience greater losses in the first three quarters of fiscal 1998 than it has experienced over the past two years.

     Sales consist almost entirely of merchandise purchased by customers in the Company's stores. The Company's cost of sales and occupancy expenses include the cost of operating the distribution center and other expenses associated with acquiring inventory. Selling, general, and administrative expenses include non-occupancy store expenses and administrative overhead expenses. The Company recognizes all expense associated with the opening of new permanent and seasonal stores as they are incurred, with the exception of leasehold improvements and fixtures, which are capitalized. The cost of closing stores is expensed in the period in which the decision to close the store is made. The Company has not closed a permanent store since fiscal 1993.

     A comparable store is a permanent store which has been open as a permanent store for at least one full fiscal year as of the beginning of the fiscal year. Comparable store net sales increases for fiscal 1997, 1996, and 1995, were 1.5%, 3.5% and 3.1%, respectively. The number of comparable stores in fiscal 1997, 1996, 1995, was 37, 33 and 27 respectively. Average net sales per square foot and average net sales per store declined in fiscal 1997 due to lower average sales in new permanent stores opened in fiscal 1996.

     The seasonal store program, which began in 1992, allowed the Company to expand its presence in the marketplace and take advantage of available in-line mall retail space with minimal capital investment. Over the years the program has made significant contributions to both sales and earnings while providing a good testing ground for new permanent store locations. In fiscal 1997 the Company experienced a decline in the quality of available space in its seasonal store program due to a lack of space available in the better malls, and increased competition from other retailers vying for available mall locations during the holiday selling season. As a result of the recent trends associated with its seasonal store program, along with the availability of proceeds of the initial public offering, the Company has accelerated its plans to emphasize more rapid growth in its permanent store base, in order to become less dependent on the availability of seasonal store locations from year to year to achieve significant sales growth.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, certain financial data as a percentage of sales. Results for any one or more periods are not necessarily indicative of future results.

                                                     PERCENTAGE OF NET SALES
                                                      FOR FISCAL YEAR ENDED
                                                      ---------------------
                                              JANUARY 31,   FEBRUARY 1,   JANUARY 28,
                                                 1998          1997          1996
                                                 ----          ----          ----
Net Sales                                       100.0%        100.0%        100.0%
Cost of sales and occupancy expenses...........  66.2%         64.2%         64.3%
                                                 ----          ----          ----
Gross profit...................................  33.8%         35.8%         35.7%
Selling, general and administrative expenses...  27.9%         28.3%         28.7%
                                                 ----          ----          ----
Operating income...............................   5.9%          7.5%          7.0%
Interest expense, net..........................   0.5%          0.9%          1.1%
                                                  ---           ---           ---
Income before income taxes.....................   5.4%          6.6%          5.9%
Income tax expense.............................   2.2%          2.7%          2.4%
                                                  ---           ---           ---
Net income.....................................   3.2%          3.9%          3.5%
                                                ======         =====         =====

Comparison of Fiscal 1997 to Fiscal 1996

     Sales. Sales increased to $54.3 million from $44.6 million, an increase of $9.7 million, or 21.8%. Of this increase in sales: $5.9 million was attributable to twelve new permanent stores opened during fiscal 1997 and seven permanent stores in operation for less than one year as of the beginning of fiscal 1997; $168,000 was attributable to increased comparable store sales; and $3.6 million was attributable to sales derived from an increased number of seasonal stores operated during fiscal 1997, which more than offset a decrease of approximately 9% in average seasonal store sales during the holiday selling season due to the change in the mix of seasonal stores operated and lower customer traffic. Comparable store sales for the Company's permanent stores increased 1.5% in fiscal 1997.

     Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses increased to $35.9 million from $28.6 million, an increase of 25.5%. As a percentage of sales, it increased to 66.2% from 64.2%. The dollar increase was due to increased store occupancy costs from more stores in operation in fiscal 1997 and increased costs of sales due to higher sales. The percentage sales increase was due to increased store occupancy costs being spread over a lower than expected sales base caused by a decline in average seasonal stores sales in 1997. Margins for products sold were relatively unchanged.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $15.2 million from $12.6 million, an increase of 20.6%, but decreased to 27.9% from 28.3% as a percentage of sales. Although selling, general and administrative expenses increased in fiscal
1997 to support higher sales levels and an increased number of stores, the Company was able to spread the fixed portion of corporate overhead over an increased sales base.

     Interest Expense, Net. Net interest expense decreased to $237,000 in fiscal 1997 from $394,000 in fiscal 1996, primarily as a result of proceeds from the Company's initial public offering in July, 1997, which reduced average and seasonal peak borrowings for fiscal 1997.

Comparison of Fiscal 1996 to Fiscal 1995

     Sales. Sales increased to $44.6 million from $37.3 million, an increase of $7.3 million, or 19.6%. Of this increase in sales: $2.9 million was attributable to seven new permanent stores opened during fiscal 1996 and four permanent stores in operation for less than one year as of the beginning of fiscal 1996; $798,000 was attributable to increased comparable store sales; and $3.6 million was attributable to sales derived from an increased number of seasonal stores operated during fiscal 1996, which more than offset the slight decrease in average seasonal store sales during the holiday selling season. Comparable store sales for the Company's permanent stores increased 3.5% in fiscal 1996.

     Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses increased to $28.6 million from $24.0 million, an increase of 19.2%. As a percentage of sales, it decreased slightly to 64.2% from 64.3%. The dollar increase was due to increased store occupancy costs from more stores in operation in fiscal 1996 and increased costs of sales due to higher sales, although these costs as a percentage of sales remained relatively constant.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.6 million from $10.7 million, an increase of 17.8%, but decreased to 28.3% from 28.7% as a percentage of sales. Although selling, general and administrative expenses increased to support higher sales levels, the Company was able to spread the fixed portion of corporate overhead over an increased sales base.

     Interest Expense, Net. Net interest expense decreased to $394,000 in fiscal 1996 from $418,000 in fiscal 1995, primarily as a result of lower average borrowing costs during fiscal 1996.

Inflation and Seasonality

     The Company does not believe that inflation has had a material impact on its operations during any of the periods presented above. There can be no assurance; however, that its business will not be affected by inflation in the future.

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

Liquidity and Capital Resources

     The primary sources of the Company's cash for working capital and capital expenditures have been net cash flows from operating activities, capital lease financings and bank borrowings. Seasonal working capital needs have been met through short-term borrowings under a revolving line of credit.

     During the second quarter of fiscal 1997, the Company completed an initial public offering which provided net proceeds of $8.7 million. The Company used approximately $6.8 million to pay down the balance on its existing credit facilities which were used in the first six months of fiscal 1997 to finance inventory and new store construction. As a result of the initial public offering, cash and cash equivalents increased $4.7 million in 1997 to $6.7 million and working capital increased $9.0 million to $14.8 million.

     The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $1.2 million in fiscal 1997 as compared to a cash flow generated by operations of $2.4 million in fiscal 1996. This was due to increased levels of inventories and other working capital items. Inventory levels were increased to insure a greater supply of merchandise for the months immediately following the 1997 holiday selling season.

     The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $16.0 million, or 40% to 70% of the Company's inventory book value depending on the time of year. The Company's maximum borrowing capacity under this line was $8.5 million in fiscal 1997, $10.7 million in fiscal 1996, and $10.1 million in fiscal 1995, and its minimum borrowing capacity in those fiscal years was $6.0 million, $4.8 million and $4.2 million, respectively. The line expires on February 28, 2000 and bears interest at the bank's prime rate. The credit agreement for this line of credit prohibits the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $300,000 in the aggregate in any fiscal year. As of January 31, 1998, there were no amounts outstanding under this line of credit. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

      Maximum borrowings under the Company's revolving credit facilities peaked at $8.7 million, $11.5 million, and $8.9 million during fiscal 1997, fiscal 1996, and fiscal 1995, respectively, and averaged $2.7 million, $4.2 million, and $4.2 million, respectively, for those fiscal years.

      The Company also has an available line of credit for up to $2.0 million for multiple term loans to be used for leasehold improvements and equipment. Under this line, the Company has a term loan with a principal balance of $69,000 at January 31, 1998. The loan is payable in monthly installments over a term of five years with interest payable at 7.4%, matures on November 1, 1998 and is secured by the Company's equipment. As of January 31, 1998, outstanding capital lease obligations and total debt amounted to $410,000, of which $342,000 represented capital lease obligations. The capital lease obligations have terms expiring in fiscal 2001.

     The capital expenditures associated with the opening of new permanent stores range from $225,000 to $255,000 per store, before landlord build-out allowances, if any, which vary from site to site. In addition, the Company initially stocks each new permanent store with approximately $90,000 to $100,000 of inventory, with peak inventory levels during the holiday selling season reaching approximately $150,000 per store. The capital expenditures associated with opening a seasonal store are nominal as these stores require minimal build-out and utilize reusable fixtures. Each seasonal store is initially stocked with approximately $50,000 of inventory, with peak inventory levels during the holiday selling season reaching approximately $80,000 per store. It typically takes 4 to 6 months from the time a lease is executed to the opening of a permanent store for business. The lead time for a seasonal store is substantially shorter. Pre-opening expenses for both permanent and seasonal stores are minimal, and are expensed as incurred.

     Capital expenditures in fiscal 1997, net of landlord build-out allowances, were $2.6 million, as compared to $1.7 million in fiscal 1996. The Company anticipates capital expenditures of approximately $3.4 million in fiscal 1998. In addition to the cost of new store construction, the Company expects to make capital expenditures of approximately $200,000 on its point-of-sale systems and $100,000 for equipment at its distribution center to support planned store growth.

     In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for a period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock.

     Management believes that operating cash flow, borrowings under the Company's existing credit facilities and cash on hand will be sufficient to finance the Company's proposed expansion of its store base and to satisfy any other capital requirements for the next 12 months.

Other Matters

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                                PAGE
                                                                                                                                ----
Independent Auditors Report.................................................................................................     14

Balance Sheets as of January 31, 1998 and February 1, 1997..................................................................     15

Statements of Income for the years ended January 31, 1998, February 1, 1997 and January 28, 1996............................     16

Statements of Stockholders Equity for the years ended January 31, 1998, February 1, 1997 and January 28, 1996...............     17

Statements of Cash Flows for the years ended January 31, 1998, February 1, 1997 and January 28, 1996........................     18

Notes to Financial Statements including supplementary data entitled "Selected Quarterly Financial Data (Unaudited)".........  19-28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
World of Science, Inc.:

     We have audited the accompanying balance sheets of World of Science, Inc. as of January 31, 1998 and February 1, 1997, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World of Science, Inc. as of January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.


                                                KPMG Peat Marwick LLP

Rochester, New York
March 6, 1998

                            WORLD OF SCIENCE, INC.

                                BALANCE SHEETS



                                                                                  JANUARY 31,   FEBRUARY 1,
                                                                                     1998          1997
                                                                                     ----          ----
                                    ASSETS

Current assets:
     Cash and cash equivalents..................................................  $ 6,742,061   $ 2,014,253
     Accounts receivable........................................................      113,488        54,339
     Inventories................................................................   10,404,033     6,927,037
     Prepaid expenses and other current assets..................................      532,631       386,181
     Deferred income taxes......................................................      551,000       368,000
                                                                                  -----------   -----------
             Total current assets...............................................   18,343,213     9,749,810

Property, equipment and leasehold improvements, net.............................    6,430,674     4,983,718
Deferred income taxes...........................................................      658,000       540,000
                                                                                  -----------   -----------
             Total assets.......................................................  $25,431,887   $15,273,528
                                                                                  ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt.....................................  $    68,695   $    69,161
     Current installments of obligations under capital leases...................      165,652       101,620
     Accounts payable...........................................................    1,319,534     1,569,226
     Accrued expenses...........................................................      408,838       636,304
     Accrued sales taxes........................................................      161,332        91,670
     Income taxes payable.......................................................    1,400,351     1,463,427
                                                                                  -----------   -----------
             Total current liabilities..........................................    3,524,402     3,931,408

Long-term debt, excluding current installments..................................          --         68,456
Obligations under capital leases, excluding current installments................      175,837       130,399
Accrued occupancy expense.......................................................      779,451       662,890
                                                                                  -----------   -----------
             Total liabilities..................................................    4,479,690     4,793,153
                                                                                  -----------   -----------

Commitments and contingencies (notes 4, 6, 8 and 11)

Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 5,000,000
         shares; no shares issued and outstanding...............................           --            --
     Common stock, $.01 par value. Authorized 10,000,000
         shares; issued and outstanding 5,079,955 shares and 3,422,955 shares...       50,800        34,230
     Additional paid-in capital.................................................   11,398,143     2,703,020
     Retained earnings..........................................................    9,503,254     7,743,125
                                                                                  -----------   -----------
             Total stockholders' equity.........................................   20,952,197    10,480,375
                                                                                  -----------   -----------
             Total liabilities and stockholders' equity.........................  $25,431,887   $15,273,528
                                                                                  ===========   ===========

                See accompanying notes to financial statements.

                            WORLD OF SCIENCE, INC.

                             STATEMENTS OF INCOME

                                                               YEAR ENDED
                                                  ---------------------------------------
                                                  JANUARY 31,   FEBRUARY 1,   JANUARY 28,
                                                     1998          1997          1996
                                                     ----          ----          ----
Net sales....................................... $54,259,279   $44,562,851   $37,265,071
Cost of sales and occupancy expenses............  35,922,111    28,629,721    23,956,946
                                                 -----------   -----------   -----------
     Gross profit...............................  18,337,168    15,933,130    13,308,125
Selling, general and administrative expenses....  15,157,933    12,592,779    10,680,612
                                                 -----------   -----------   -----------
     Operating income...........................   3,179,235     3,340,351     2,627,513
Interest expense, net...........................     237,106       394,505       417,846
                                                 -----------   -----------   -----------
     Income before income taxes.................   2,942,129     2,945,846     2,209,667
Income tax expense..............................   1,182,000     1,210,000       906,000
                                                 -----------   -----------   -----------
     Net income................................. $ 1,760,129   $ 1,735,846   $ 1,303,667
                                                 ===========   ===========   ===========
     Net income per share - basic............... $      0.40   $      0.50   $      0.37
                                                 ===========   ===========   ===========
     Net income per share - diluted............. $      0.40   $      0.49   $      0.35
                                                 ===========   ===========   ===========

                See accompanying notes to financial statements.

                            WORLD OF SCIENCE, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        COMMON STOCK       ADDITIONAL                  TOTAL
                                                        ------------        PAID-IN     RETAINED    STOCKHOLDERS'
                                                     SHARES      AMOUNT     CAPITAL     EARNINGS       EQUITY
                                                     ------      ------     -------     --------       ------

Balance at January 29, 1995                         3,422,955   $34,230  $ 2,703,020   $4,703,612  $ 7,440,862
Net income                                                 --        --          --     1,303,667    1,303,667
                                                    ---------   -------  -----------   ----------  -----------
Balance at January 28, 1996                         3,422,955    34,230    2,703,020    6,007,279    8,744,529
Net income                                                 --        --           --    1,735,846    1,735,846
                                                    ---------   -------  -----------   ----------  -----------
Balance at February 1, 1997                         3,422,955    34,230    2,703,020    7,743,125   10,480,375
Issuance of common stock at $6.00 per share,
     net of offering costs of $1,164,000            1,640,000    16,400    8,659,593           --    8,675,993
Shares issued in connection with the exercise
     of stock options                                  17,000       170       35,530           --       35,700
Net income                                                 --        --           --    1,760,129    1,760,129
                                                    ---------   -------  -----------   ----------  -----------

Balance at January 31, 1998                         5,079,955   $50,800  $11,398,143   $9,503,254  $20,952,197
                                                    =========   =======  ===========   ==========  ===========

               See accompanying notes to financial statements.

                            WORLD OF SCIENCE, INC.

                           STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED
                                                              ---------------------------------------
                                                              JANUARY 31,   FEBRUARY 1,   JANUARY 28,
                                                                 1998         1997           1996
                                                                 ----         ----           ----
Cash flows from operating activities:
     Net income...........................................  $ 1,760,129   $ 1,735,846   $ 1,303,667
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization......................    1,349,662     1,280,266       948,952
       Change in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable...........................      (59,149)       11,155        79,628
            Inventories...................................   (3,476,996)     (955,196)     (613,027)
            Prepaid expenses and other current assets.....     (146,450)     (136,480)       48,398
            Deferred income taxes.........................     (301,000)     (292,000)     (134,000)
         (Decrease) increase in:
            Accounts payable..............................     (249,692)      215,353       437,005
            Accrued expenses..............................     (227,466)      (36,352)      189,561
            Accrued sales taxes...........................       69,662         7,153       (63,303)
            Income taxes payable..........................      (63,076)      456,328       374,122
            Accrued occupancy expense.....................      116,561       107,788       124,828
                                                            -----------   -----------   -----------
              Net cash provided by (used in) operating
                activities................................   (1,227,815)    2,393,861     2,695,831
                                                            -----------   -----------   -----------
Cash flows from investing activities--capital
     expenditures, net of minor disposals.................   (2,584,079)   (1,691,854)   (1,579,030)
                                                            -----------   -----------   -----------
Cash flows from financing activities:
     Net proceeds from issuance of common stock...........    8,711,693            --            --
     Principal payments on long-term debt.................      (68,922)      (63,918)      (59,349)
     Principal payments on capital leases.................     (103,069)     (243,879)      (92,545)
     Net borrowings under line of credit..................           --            --            --
                                                            -----------   -----------   -----------
Net cash provided by (used in) financing activities.......    8,539,702      (307,797)     (151,894)
                                                            -----------   -----------   -----------
Net increase in cash and cash equivalents.................    4,727,808       394,210       964,907
Cash and cash equivalents at beginning of year............    2,014,253     1,620,043       655,136
                                                            -----------   -----------   -----------
Cash and cash equivalents at end of year..................  $ 6,742,061   $ 2,014,253   $ 1,620,043
                                                            ===========   ===========   ===========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest...........................................  $   281,136   $   405,624   $   430,873
       Income taxes.......................................  $ 1,559,077   $ 1,045,671   $   665,878
                                                            ===========   ===========   ===========
Noncash investing and financing activity:
     Acquisition of equipment under a capital lease.......  $   212,539   $   240,345   $    26,350
                                                            ===========   ===========   ===========

               See accompanying notes to financial statements.

                            WORLD OF SCIENCE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE-YEAR PERIOD ENDED JANUARY 31, 1998


(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     World of Science, Inc. (the Company), a Rochester, New York based corporation, markets and distributes a large variety of science and nature related products through its World of Science(R) retail stores, generally located in regional shopping malls in the eastern half of the United States.

Fiscal Year

     Reference to a fiscal year refers to the calendar year in which such fiscal year commences. Accordingly, fiscal 1997 ended on January 31, 1998, fiscal 1996 ended on February 1, 1997 and fiscal 1995 ended on January 28, 1996.

     In fiscal 1996, the Company changed its fiscal year end to the Saturday closest to January 31. Previously the Company's fiscal year ended on the Sunday closest to January 31. There were 52 weeks in fiscal year 1997, 53 weeks in fiscal 1996 and 52 weeks in fiscal 1995.

Cash Equivalents

     Cash equivalents consist of amounts on deposit with banks and money market funds.

Inventories

     Inventories, which consist of goods ready for retail sale are stated at the lower of weighted average cost or market.

Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are stated at cost. Depreciation is computed for book and tax purposes using straight-line and accelerated methods over the following periods:


     Furniture, equipment and temporary store fixtures.......   4-9 years
     Leasehold improvements..................................   4-10 years (or lease term, if shorter)
     Truck...................................................   4 years


     Construction allowances received from shopping mall operators, consisting of cash payments and/or free rent periods, are deducted from the cost of leasehold improvements.

Occupancy Expense

     Occupancy expense is recorded on the straight-line basis over the term of the leases, including certain leases under which lease payments escalate over the term of the lease. Accrued occupancy expense is recorded for the excess of expense determined on a straight-line basis over cash payments during the escalation period.

Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period which includes the enactment date.

                            WORLD OF SCIENCE, INC.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Store Openings and Closings

     The Company expenses all costs associated with the opening of a store in the current period, with the exception of leasehold improvements and fixtures which are capitalized. The Company accrues the anticipated cost of closing a store, including remaining lease obligations, if any, and the undepreciated cost of leasehold improvements in the period in which the decision to close the store is made.

Stock Option Plans

     Prior to fiscal 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, in fiscal 1996 which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings (loss) per share disclosures for employee stock option grants made in fiscal 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Share and Per Share Amounts

     During 1997, the Board of Directors approved a five-for-one stock split effective April 18, 1997 as described in note 2. All shares and per share amounts included in the financial statements retroactively reflect this split.

     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" effective December 31, 1997. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international earnings per share ("EPS") standards. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareowners by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock, such as options or warrants, were exercised or converted into common stock. Stock options and warrants are not included in the calculation of per share amounts in loss periods as the results would be anti-dilutive. Historical earnings (loss) per share have been restated to conform with the provisions of SFAS No. 128.

Basic net income per share for fiscal 1997, 1996 and 1995 was computed by dividing net income by the total of weighted average number of common shares outstanding during the period. Diluted net income per share reflects the effects of common stock issuable upon exercise of dilutive stock options and warrants.

                            WORLD OF SCIENCE, INC.

Accounting Standards Pronouncements

     During the first quarter of 1998, the Company will adopt the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company does not believe that the adoption of this standard will have a material effect on the operations of the Company.

     During 1998, the Company will also adopt the provisions of SFAS No. 131, Disclosures About Segments of the Enterprise and Related Information. SFAS No. 131 requires disclosure of segments of a company's business based upon how a company is organized for making operating decisions and assessing performance. Adoption of this statement is not expected to have an impact on the financial condition or results of operations of the Company.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revised disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminate certain disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. As the Company does not provide a pension or other postretirement benefits to employers this statement will not impact the financial statements.

(2) INITIAL PUBLIC OFFERING

     On April 4, 1997, the Company's Board of Directors authorized the filing of a registration statement for the initial public offering of its common stock. In connection with this offering, the Company's Board of Directors approved an increase in the authorized number of shares of common stock to 10,000,000, a reduction in the par value of common stock from $0.05 to $0.01 per share, a five-for-one stock split, authorization of a new class of 5,000,000 shares of preferred stock, none of which has been issued, and an increase in the number of common shares reserved for issuance under the Stock Option Plans to 565,000 shares. On April 16, 1997 the Company's shareholders approved a restated certificate of incorporation to effect this recapitalization which was filed and became effective on April 18, 1997.

     In July 1997, the Company completed its initial public offering issuing 1,640,000 common shares at a price of $6 per share. The proceeds from the offering were $9,840,000 less offering expenses of approximately $1,164,000.

(3) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     A summary of property, equipment and leasehold improvements follows:

                                                            JANUARY 31,    FEBRUARY 1,
                                                               1998           1997
                                                               ----           ----
     Leasehold improvements--open stores                     $6,781,074    $5,139,806
     Furniture, equipment and temporary store fixtures        4,046,452     3,056,180
     Construction in progress                                   434,249       314,931
                                                             ----------    ----------
                                                             11,261,775     8,510,917
     Less accumulated depreciation and amortization           4,831,101     3,527,199
                                                             ----------    ----------
                                                             $6,430,674    $4,983,718
                                                             ==========    ==========

     Construction allowances received from shopping mall developers totaling $1,050,463, $981,035, and $575,712 in fiscal 1997, 1996 and 1995, respectively, have been recorded as reductions of leasehold improvements.

     Construction in progress at January 31, 1998 consists of leasehold improvements and fixtures for stores which will be opening in fiscal 1998. All stores with construction in progress at February 1, 1997 were opened during the year ended January 31, 1998.

                            WORLD OF SCIENCE, INC.

(4) Lease Agreements

     The Company leases retail space for stores, warehouse space, and vans. The Company is granted concessions for certain leases related to retail space to offset the cost of leasehold improvements. The Company records the concessions as a reduction in the cost of leasehold improvements and charges gross rent expense on a straight-line basis over the initial term of the lease.

     The future minimum lease payments under noncancelable operating leases executed as of March 6, 1998 and the present value of future minimum capital lease payments as of January 31, 1998 are as follows:

                                                                          CAPITAL     OPERATING
                                                                          LEASES       LEASES
                                                                          ------       ------
     Fiscal year:
          1998..........................................................  $175,759   $ 5,996,758
          1999..........................................................    98,776     4,681,816
          2000..........................................................    72,576     4,332,397
          2001..........................................................    11,693     4,206,366
          2002..........................................................        --     3,871,028
          After 2002....................................................        --    11,827,998
                                                                          --------    ----------
          Total minimum lease payments..................................   358,804   $34,916,363
                                                                                     ===========

     Less amount representing interest..................................    17,315
                                                                          --------

     Present value of net minimum capital lease payments................   341,489

     Less current installments of obligations under capital leases......   165,652
                                                                          --------

     Obligations under capital leases, excluding current installments...  $175,837
                                                                          ========

     Certain lease agreements for retail space provide for contingent rental payments in excess of the minimum required payments if the specific store exceeds certain sales levels. Rent expense in excess of the minimum required amounts for the stores was $257,739, $212,559, and $246,880 for fiscal years 1997, 1996 and 1995, respectively.

     Total rent expense under all leases amounted to $9,596,122, $7,090,192, and $5,768,239 for fiscal years 1997, 1996 and 1995, respectively.

                            WORLD OF SCIENCE, INC.

(5) INCOME TAXES

     Income tax expense (benefit) for fiscal years 1997, 1996, and 1995, consists of the following:

                                                            FEDERAL           STATE            TOTAL
                                                            -------           -----            -----
     1997
         Current......................................    $1,151,000        $332,000        $1,483,000
         Deferred.....................................      (250,000)        (51,000)         (301,000)
                                                             -------          ------           -------
                                                            $901,000        $281,000        $1,182,000
                                                            ========        ========        ==========

     1996
         Current......................................    $1,163,000        $339,000        $1,502,000
         Deferred.....................................      (242,000)        (50,000)         (292,000)
                                                             -------          ------           -------
                                                            $921,000        $289,000        $1,210,000
                                                            ========        ========        ==========

     1995
         Current......................................      $808,000        $232,000        $1,040,000
         Deferred.....................................      (112,000)        (22,000)         (134,000)
                                                             -------          ------           -------
                                                            $696,000        $210,000          $906,000
                                                            ========        ========          ========

     A reconciliation of the expected tax expense, computed by applying the statutory income tax rate of 34% to income before income taxes, to the actual income tax expense follows:

                                                             1997            1996               1995
                                                             ----            ----               ----

     Computed expected tax expense....................    $1,000,000      $1,002,000          $751,000
     State taxes, net of federal benefit..............       185,000         191,000           139,000
     Other, net.......................................        (3,000)         17,000            16,000
                                                            --------       ---------          --------
                                                          $1,182,000      $1,210,000          $906,000
                                                          ==========      ==========          ========
       Effective tax rate.............................         40.2%           41.0%             41.0%
                                                          ==========      ==========          ========

     The significant components of deferred tax assets are presented below:

                                                                          JANUARY 31,       FEBRUARY 1,
                                                                             1998              1997
                                                                             ----              ----
     Deferred tax assets:
       Inventory........................................................    $515,000          $341,000
       Accrued occupancy expense........................................     320,000           272,000
       Depreciation.....................................................     339,000           268,000
       Other............................................................      35,000            27,000
                                                                           ---------          --------
           Total gross deferred tax assets..............................   1,209,000           908,000
       Less valuation allowance.........................................          --                --
                                                                           ---------          --------
           Net deferred tax assets......................................  $1,209,000          $908,000
                                                                          ==========          ========

     In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance against total gross deferred tax assets is not considered necessary.

                            WORLD OF SCIENCE, INC.

(6) LINES OF CREDIT

     The Company has an available line of credit totaling $16,000,000 with interest at the equivalent of the prime rate. Total amounts outstanding under this facility are limited at all times to a maximum of the book value of inventory ranging from 40% to 70% depending on the time of year. There were no borrowings outstanding under this arrangement as of January 31, 1998 and February 1, 1997.

     The Company pays a commitment fee on the unused portion of the revolving lines of credit which is calculated at a rate of 1/4 of 1.0%. The lines are collateralized by warehouse and store inventory.

     The revolving line of credit includes sublimits of $16,000,000 for banker acceptances and $2,000,000 for import letters of credit. At January 31, 1998 and February 1, 1997 no banker acceptances were outstanding, and the Company was contingently liable under outstanding letters of credit of $28,272 and $181,193, respectively.

     The lines of credit contain restrictive covenants including requirements to achieve certain financial ratios involving levels of net income, stockholders equity, and inventory. The covenants restrict the Company from declaring any dividends on common stock or purchasing, redeeming or retiring any of its common stock in excess of $300,000 in aggregate in any fiscal year. The Company was in compliance with such covenants at January 31, 1998.

     The maximum outstanding balance under this line of credit during fiscal years 1997 and 1996 was $8,705,000 and $11,515,000, respectively. The average balances outstanding were $2,722,000 and $4,224,000 for fiscal 1997 and 1996, respectively.

(7) LONG-TERM DEBT

     The Company has an available $2,000,000 line for multiple term loans to be used for leasehold improvements and equipment. Any multiple term loans under this line will mature in 60 months and the available line expires in February 2000. Term loans originated under this line will bear interest at prime plus 0.5% or the Company may opt for a fixed rate.

     Under this line, the Company has a term loan with an outstanding balance of $68,695 at January 31, 1998, for office and warehouse renovation and equipment. This loan is payable in monthly installments of approximately $6,400, including interest at 7.4% through November 1, 1998 and is secured by equipment. The remaining available amount under the line is approximately $1,931,000 as of January 31, 1998.

(8) BENEFIT PLANS

     The Company does not currently offer and has not offered in the past, postemployment or postretirement benefits to its current or former employees, and accordingly, does not have a recorded liability for such benefits.

     On January 29, 1996, the Company began sponsoring a 401(k) plan for all employees who have met certain eligibility requirements. The Company matches 50% of employee contributions to the plan up to a maximum match of 2.5% of employee compensation. For fiscal 1997 and 1996, total expenses under the plan were $71,027 and $66,532, respectively.

                            WORLD OF SCIENCE, INC.

(9) Net Income Per Share

     Basic and diluted earnings per share for the years ended January 31, 1998, February 1, 1997 and January 28, 1996 are as follows:

                                                                                Weighted
                                                             Net                 Average             Earnings
                                                            Income               Shares              per Share
                                                            ------               ------              ---------
For the Year Ended January 31, 1998
-----------------------------------

Basic EPS.............................................    $1,760,129            4,361,823                $0.40
                                                                                                         =====
Dilutive effect of Outstanding Stock Options..........                             83,246
                                                                                ---------
Diluted EPS...........................................    $1,760,129            4,445,069                $0.40
                                                          ==========            =========                =====

For the Year Ended February 1, 1997
-----------------------------------

Basic EPS.............................................    $1,735,846            3,482,122                $0.50
                                                                                                         =====
Dilutive effect of Outstanding Stock Options..........                             39,675
                                                                                ---------
Diluted EPS...........................................    $1,735,846            3,521,797                $0.49
                                                          ==========            =========                =====

For the Year Ended January 28, 1996
-----------------------------------

Basic EPS.............................................    $1,303,667            3,482,122                $0.37
                                                                                                         =====
Dilutive effect of Outstanding Stock Options..........                             11,435
Dilutive effect of Outstanding Stock Warrants.........                              2,906
Dilutive effect of Chairman's options granted to
     former President.................................                            241,899(1)
                                                                                ---------

Diluted EPS...........................................    $1,303,667            3,738,362                $0.35
                                                          ==========            =========                =====

(1) Reflects the dilutive effect of an option granted by the Company's Chairman and Chief Executive Officer to purchase shares personally owned by him.

                            WORLD OF SCIENCE, INC.

(10) STOCK OPTIONS AND WARRANTS

     The Company has two Stock Option Plans (the Plans) for employees and directors. The Plans authorize the issuance of options to purchase up to 640,000 shares of the Company's common stock. The Plans provide for options which may be issued as qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, as well as nonqualified stock options.

     Options under the Plans are granted at the discretion of the Board of Directors. The exercise price of qualified incentive stock options under the Plans will not be less than the fair market value of the Company's stock at the date of grant, except in the case of an optionee owning more than 10% of the total combined voting power of all classes of stock of the Company, the price at which shares of stock may be purchased shall not be less than 110% of the fair market value. Options to the extent vested can be exercised immediately. The options expire five years from the date of grant for options granted to a person then owning more than 10% of the voting power of all common stock and ten years from the date of grant for all other officers and employees. Stock appreciation rights may be granted in connection with stock options. Such rights are exercisable by the optionee at any time a related option could be exercised, and are payable in cash, common stock or any combination. The exercise of a stock appreciation right results in cancellation of the related option. No stock appreciation rights have been granted under the Plans.

     Options granted to employees in fiscal 1996 and thereafter vest 20% upon grant date with the remaining 80% vesting ratably over a four year period. Options granted to employees prior to fiscal 1996 and options granted to directors vested 100% upon grant date.

     At January 31, 1998, there were 380,000 shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during fiscal 1997 and 1996 were $1.13 and $4.37, respectively. The fair value of options at the date of grant was estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                             1997               1996
                                             ----               ----
     Expected life (years)...............     5.0                5.0
     Dividend yield......................       -                  -
     Risk-free interest rate.............    6.00%              6.72%
     Expected volatility.................   73.31%              53.5%

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                  1997                 1996
                                                                  ----                 ----
     Net income:
          As reported.....................................     $1,760,129           $1,735,846
          Pro forma.......................................      1,700,529            1,699,308
     Net income per share - basic:
          As reported.....................................          $0.40                $0.50
          Pro forma.......................................           0.39                 0.49
     Net income per share - diluted:
          As reported.....................................          $0.40                $0.49
          Pro forma.......................................           0.38                 0.48

     Pro forma net income reflects only options granted subsequent to January 28, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to fiscal 1996 is not considered.

                            WORLD OF SCIENCE, INC.

     The following is a summary of the change in options outstanding for fiscal 1995, 1996 and 1997:


                                                           Weighted
                                         Number of          Average
                                          Options        Exercise Price
                                          -------        --------------

 Outstanding at January 29, 1995........   70,000            $1.92
     Granted............................       --               --
     Exercised..........................       --               --
     Terminated.........................       --               --
                                          -------
 Outstanding at January 28, 1996........   70,000             1.92
     Granted............................  110,000             2.77
     Exercised..........................       --               --
     Terminated.........................  (15,000             1.80
                                          -------
 Outstanding at February 1, 1997........  165,000             2.50
     Granted............................   28,000             4.75
     Exercised..........................  (17,000             2.10
     Terminated.........................   (8,000             3.00
                                          -------
 Outstanding at January 31, 1998........  168,000            $2.89
                                          =======            =====

     At January 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:


                                           Options Outstanding                             Options Exercisable
                              ----------------------------------------------------     -----------------------------
                                               Weighted Average
Range of Exercise                                Remaining        Weighted Average     Number       Weighted Average
     Prices                   Outstanding      Contractual Life    Exercise Price    Exercisable     Exercise Price
     ------                   -----------      ----------------    --------------    -----------     --------------
  $1.80 - 2.50                  90,000             7 years            $  2.26            60,000         $  2.13
  $3.00 - 4.75                  78,000             9 years               3.63            30,400            3.60
                                ------             -------               ----            ------         -------
                                168,000            8 years            $  2.89            90,400         $  2.63
                                =======                                  ====            ======            ====

     In fiscal 1989, the Company granted an investment group, of which one member is a director and stockholder of the Company, warrants to purchase 102,500 shares of common stock at $2.10 per share. These warrants expired unexercised in May 1995.

     In September 1990, the Company's Chairman and Chief Executive Officer (CEO) granted the Company's former President an option to purchase 654,550 shares of stock personally owned by the CEO at a price of $1.45 per share subject to certain conditions and restrictions. This option terminated upon the former President's resignation on January 17, 1996. The option under this agreement is included in the computation of diluted net income per share for fiscal 1995 using the treasury stock method. The treatment of the option in this manner reduced net income per share by $.01 in fiscal 1995.

(11) Legal Matters

     The Company is involved in routine litigation arising in the normal course of business. In the opinion of management, an adverse outcome to any of this litigation would not have a material effect on the financial condition or results of operations of the Company.

(12) Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data for fiscal 1997 and 1996 follows (in thousands except per share data):

                                        First      Second    Third     Fourth    Fiscal
                                       Quarter     Quarter   Quarter   Quarter    Year
                                       -------     -------   -------   -------    ----
Fiscal 1997
-----------
Net sales.........................     $7,287       8,287     8,209     30,476   54,259
Gross profit......................      1,557       1,780     1,450     13,550   18,337
Operating income (loss)...........     (1,444)     (1,369)   (2,327)     8,319    3,179
Net income (loss).................       (867)       (864)   (1,415)     4,906    1,760
Net income (loss) per share:
     Basic........................      (0.25)      (0.22)(1) (0.28)(1)   0.97(1)  0.40(1)
     Diluted......................      (0.25)      (0.22)(1) (0.28)(1)   0.96(1)  0.40(1)

Fiscal 1996
-----------
Net sales.........................     $5,562       6,370     6,925     25,706   44,563
Gross profit......................      1,263       1,558     1,469     11,643   15,933
Operating income (loss)...........       (951)       (825)   (1,655)     6,771    3,340
Net income (loss).................       (575)       (545)   (1,069)     3,925    1,736
Net income (loss) per share:
     Basic........................      (0.17)      (0.16)    (0.31)      1.13     0.50
     Diluted......................      (0.17)      (0.16)    (0.31)      1.10     0.49

(1) Basic and diluted net income (loss) per share includes the effect of the initial public offering of securities in July 1997 as described in footnote
     2. The weighted average shares associated with this offering are as follows:

     Second quarter 1997................    457,143
     Third quarter 1997.................  1,629,890
     Fourth quarter 1997................  1,640,000
     Fiscal year 1997...................    931,759

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to directors and executive officers of the Company.

     Name                             Age    Position(s) Held
     ----                             ---    ----------------
Directors and Executive Officers

Fred H. Klaucke.....................   61    Chairman of the Board of Directors, President and
                                             Chief Executive Officer
Charles A. Callahan.................   48    Vice President of Finance, Chief Financial Officer and
                                             Assistant Secretary
Christine M. Luchi..................   45    Vice President of Operations
Richard B. Callen...................   55    Secretary, Director
Thomas A. James.....................   55    Director
David T. Della Penta................   50    Director

     Fred H. Klaucke is the founder of the Company and has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since its incorporation in 1969 and as President since 1996.

     Charles A. Callahan has served as Vice President of Finance and Chief Financial Officer of the Company since 1994, and as Assistant Secretary since 1992. Mr. Callahan joined the Company as Controller in 1992. He has over 25 years of experience in accounting and financial management including five years with KPMG Peat Marwick LLP.

     Christine M. Luchi has served as Vice President of Operations of the Company since 1996. Ms. Luchi joined the Company in 1990 as a Regional Manager. From 1992 until 1996, Ms. Luchi served as Director of Operations. Prior to joining the Company, Ms. Luchi held retail positions with General Host Corporation, where she served as training manager and district sales manager, and Tenneco Corporation, where she held the positions of district and division manager and franchise consultant. Ms. Luchi has additional consulting experience in the areas of operations and sales training.

     Richard B. Callen has served as Secretary and a Director of the Company since 1969. Mr. Callen is a partner in the law firm of Darweesh, Callen, Lewis & VonDohlen, which is legal counsel to the Company.

     Thomas A. James has served as a Director of the Company since 1992. Since 1969, Mr. James has served as the Chairman of the Board of Directors and Chief Executive Officer of both Raymond James & Associates, Inc., and its parent company, Raymond James Financial, Inc.

     David T. Della Penta has served as a Director of the Company since 1997. Mr. Della Penta will become the President of Fisher Scientific International effective May 1, 1998. Prior to assuming his new position, Mr. Della Penta served as President of Nalge Nunc International, a subsidiary of Sybron International Corporation since 1989. Mr. Della Penta also serves as a director of Sear Brown Associates and Yellow Springs Instrument, Incorporated.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is incorporated by reference from the definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated by reference from the definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated by reference from the definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a).  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.


      1.  FINANCIAL STATEMENTS

          The following financial statements and supplementary data of the registrant and independent auditors' report on such financial statements filed under Part II, Item 8:

                                                                                                                          Page
                                                                                                                          ----
Independent Auditors' Report............................................................................................    14

Balance Sheets as of January 31, 1998 and February 1, 1997..............................................................    15

Statements of Income for the years ended January 31, 1998, February 1, 1997 and January 28, 1996........................    16

Statements of Stockholders' Equity for the years ended January 31, 1998, February 1, 1997 and January 28, 1996..........    17

Statements of Cash Flows for the years ended January 31, 1998, February 1, 1997 and January 28, 1996....................    18

Notes to Financial Statements including supplementary data entitled "Selected Quarterly Financial Data (Unaudited)"..... 19-28

        2.  FINANCIAL STATEMENT SCHEDULES

            Schedules not listed above have been omitted because they are not applicable or are not required.

        3.  EXHIBITS

            A list of Exhibits required to be filed as part of this report is incorporated by reference on page 32 of this report.

       (b)  REPORTS ON FORM 8-K

       No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1997.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

     Date:     April 30, 1998       WORLD OF SCIENCE, INC.

                                   (Registrant)

                                   By:     /S/ CHARLES A. CALLAHAN
                                      ----------------------------------
                                             Charles A. Callahan
                                           VICE PRESIDENT, FINANCE
                                CHIEF FINANCIAL OFFICER AND ASSISTANT SECRETARY

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                               TITLE
---------------------------------------------   --------------------------------

            /S/  FRED H. KLAUCKE               Chairman of the Board, President
---------------------------------------------   and Chief Executive Officer
            (Fred H. Klaucke)


            /S/  CHARLES A. CALLAHAN            Vice President, Finance,
----------------------------------------------   Chief Financial Officer, and
              (Charles A. Callahan)              Assistant Secretary (Principal
                                                 Accounting and Financial
                                                 Officer)

            /S/   RICHARD B. CALLEN             Director
----------------------------------------------
              (Richard B. Callen)


            /S/   DAVID T. DELLA PENTA           Director
----------------------------------------------
             (David T. Della Penta)


            /S/   THOMAS A. JAMES                Director
----------------------------------------------
             (Thomas A. James)


Date:   April 30, 1998

                               INDEX TO EXHIBITS


Exhibit                                                                    Incorporated Herein           Filed
  No.   Description                                                          By Reference To            Herewith
  ---   -----------                                                          ---------------            --------

3.1     Form of Restated Certificate of Incorporation of the Company.      Exhibit 3.1 to World of
                                                                           Science, Inc's Registration
                                                                           Statement on Form S-1 (No.
                                                                           333-25031)

3.2     Form of Bylaws of the Company, as amended.                                                          X

4       Specimen Certificate of Common Stock of the Company.               Exhibit 4 to World of
                                                                           Science, Inc's Registration
                                                                           Statement on Form S-1 (No.
                                                                           333-25031)

10.1*   Employment Agreement dated February 1, 1996 by and between         Exhibit 10.1 to World of
        the Company and Fred H. Klaucke.                                   Science, Inc's Registration
                                                                           Statement on Form S-1 (No.
                                                                           333-25031)

10.2*   Covenant Not-to-Compete and Non-Disclosure Agreement dated         Exhibit 10.2 to World of
        June, 1989 of Fred H. Klaucke.                                     Science, Inc's Registration
                                                                           Statement on Form S-1 (No.
                                                                           333-25031)

10.3*   1993 Employee Stock Option Plan of the Company.                    Exhibit 10.3 to World of
                                                                           Science, Inc's Registration
                                                                           Statement on Form S-1 (No.
                                                                           333-25031)

10.4*   1989 Incentive Stock Option Plan of the Company.                   Exhibit 10.4 to World of
                                                                           Science, Inc's Registration
                                                                           Statement on Form S-1 (No.
                                                                           333-25031)

10.5    Lease Agreement dated as of September 11, 1968 between the         Exhibit 10.5 to World of
        Company and Genesee Valley Regional Market Authority,              Science, Inc's Registration
        together with all amendments thereto.                              Statement on Form S-1 (No.
                                                                           333-25031)

10.6    Lease Agreement dated as of March 29, 1994 between the Company     Exhibit 10.6 to World of
        and BF Realty Investors Rochester II Limited Partnership.          Science, Inc's Registration
                                                                           Statement on Form S-1 (No.
                                                                           333-25031)

10.7    Sublease dated as of March 31, 1997 between the Company and        Exhibit 10.7 to World of
        Tertrac Associates.                                                Science, Inc's Registration
                                                                           Statement on Form S-1 (No.
                                                                           333-25031)

11.1    Computation of Earnings Per Share.                                                                        X

23.1    Consent of KPMG Peat Marwick LLP.                                                                         X

27      Financial Data Schedules.                                                                                 X

* Plan or agreement pursuant to which the Company's officers or directors have received compensation.