Form 10-Q
period 1998-05-02
WORLD OF SCIENCE INC
filed 1998-06-16
CIK 1035977

                       COMPANY:  WORLD OF SCIENCE, INC.
                                 TICKER:  WOSI
                                 EXCHANGE:  NMS

                                FORM-TYPE:  10-Q

                          DOCUMENT DATE:  May 2, 1998
                          FILING DATE:  June 16, 1998

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1998

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

(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
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

                     YES   x                                            NO

Common stock outstanding as of May 31, 1998:  5,079,955 shares of common stock.

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

           Notes to Condensed Financial Statements......................6-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................8-10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk - None

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities and Use of Proceeds - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K...............................11

         SIGNATURE..................................................... 12

                            WORLD OF SCIENCE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                  (UNAUDITED)


                                                       THREE MONTHS ENDED

                                                 -----------------------------
                                                   MAY 2,             MAY 3,
                                                    1998               1997

                                                 ------------       -----------

NET SALES                                      $       7,863      $      7,287

COST OF SALES AND OCCUPANCY EXPENSES                   6,337             5,730
                                              ---------------   ---------------
            GROSS PROFIT                               1,526             1,557

SELLING, GENERAL & ADMINISTRATIVE EXPENSES             3,373             3,001
                                              ---------------   ---------------

                      OPERATING LOSS                  (1,847)           (1,444)

INTEREST INCOME (EXPENSE), NET                            49               (25)
                                              ---------------   ---------------

LOSS BEFORE INCOME TAXES                              (1,798)           (1,469)

INCOME TAX BENEFIT                                      (719)             (602)
                                              ---------------   ---------------

NET LOSS                                       $      (1,079)     $       (867)
                                              ===============   ===============

NET LOSS PER SHARE (BASIC)                     $       (0.21)  $         (0.25)
                                              ===============   ===============

NET LOSS PER SHARE (DILUTED)                   $       (0.21)  $         (0.25)
                                              ===============   ===============

             WEIGHTED AVERAGE SHARES (BASIC)           5,080             3,423
            WEIGHTED AVERAGE SHARES (DILUTED)          5,080             3,423

           See accompanying notes to condensed financial statements

                            WORLD OF SCIENCE, INC.
                           CONDENSED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                            MAY 2,               JANUARY 31,                MAY 3,
                                                            1998                   1998                     1997
                                                    -----------------       ----------------        ------------------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                      $            1,880      $           6,742       $                63
   ACCOUNTS RECEIVABLE                                           212                    113                       228
   INVENTORIES                                                11,664                 10,404                     9,311
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                     699                    533                       636
   TAXES RECEIVABLE                                              719               -                              602
   DEFERRED INCOME TAXES                                         551                    551                       368
                                                ---------------------   --------------------    ----------------------

TOTAL CURRENT ASSETS                                          15,725                 18,343                    11,208

PROPERTY, EQUIPMENT AND

   LEASEHOLD IMPROVEMENTS, NET                                 7,252                  6,431                     5,144

DEFERRED INCOME TAXES                                            658                    658                       540
                                                ---------------------   --------------------    ----------------------

TOTAL ASSETS                                      $           23,635      $          25,432       $            16,892
                                                =====================   ====================    ======================

CURRENT LIABILITIES:

   LINE OF CREDIT                                 $        -              $        -              $             2,665
   CURRENT INSTALLMENTS OF LONG TERM DEBT                         45                     69                       182
   CURRENT INSTALLMENTS OF OBLIGATIONS

       UNDER CAPITAL LEASES                                      175                    166                       103
   ACCOUNTS PAYABLE                                            1,868                  1,320                     2,263
   ACCRUED EXPENSES                                              640                    570                       580
   INCOME TAXES PAYABLE                                           88                  1,400                        89
                                                ---------------------   --------------------    ----------------------

TOTAL CURRENT LIABILITIES                                      2,816                  3,525                     5,882

LONG TERM DEBT, EXCLUDING CURRENT INSTALLMENTS             -                       -                              603
OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING
   CURRENT INSTALLMENTS                                          133                    176                       104
ACCRUED OCCUPANCY EXPENSE                                        813                    779                       690
                                                ---------------------   --------------------    ----------------------

TOTAL LIABILITIES                                              3,762                  4,480                     7,279
                                                --------------------    --------------------     --------------------

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE

     AUTHORIZED 5,000,000 SHARES;

     NO SHARES ISSUED AND OUTSTANDING                      -                       -                        -
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;

     ISSUED AND OUTSTANDING 5,079,955,                            51                     51                        34
         5,079,955 AND 3,422,955 SHARES
   ADDITIONAL PAID-IN CAPITAL                                 11,398                 11,398                     2,703
   RETAINED EARNINGS                                           8,424                  9,503                     6,876
                                                ---------------------   --------------------    ----------------------

              TOTAL STOCKHOLDERS' EQUITY                      19,873                 20,952                     9,613
                                                ---------------------   --------------------    ----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $           23,635      $          25,432       $            16,892
                                                =====================   ====================    ======================

         See accompanying notes to condensed financial statements

                            WORLD OF SCIENCE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                            -----------------------------
                                                              MAY 2,            MAY 3,
                                                               1998              1997

                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                               $     (1,079)     $       (867)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:

      DEPRECIATION AND AMORTIZATION                                325               295
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:

              ACCOUNTS RECEIVABLE                                  (99)             (174)
              INVENTORIES                                       (1,260)           (2,383)
              PREPAID EXPENSES AND OTHER

                  CURRENTS ASSETS                                 (166)             (250)
              TAXES RECEIVABLE                                    (719)             (602)
         (DECREASE) INCREASE IN:

              ACCOUNTS PAYABLE                                     548               693
              ACCRUED EXPENSES                                      70              (148)
              INCOME TAXES PAYABLE                              (1,312)           (1,374)
              ACCRUED OCCUPANCY EXPENSE                             33                27
                                                  ---------------------   ---------------
      NET CASH USED IN OPERATING ACTIVITIES:                    (3,659)           (4,783)
                                                  ---------------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES--

   CAPITAL EXPENDITURES, NET                                    (1,146)             (456)
                                                  ---------------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   PROCEEDS FROM ADVANCES ON LINE OF CREDIT                     -                  2,665
   PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                     -                    670
   PRINCIPAL PAYMENTS ON LINE OF CREDIT                         -                 -
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                            (24)              (22)
   PRINCIPAL PAYMENTS ON CAPITAL LEASES                            (33)              (25)
                                                ------------------------   ----------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (57)            3,288
                                                ------------------------   ----------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                       (4,862)           (1,951)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                           6,742             2,014
                                                ========================   ===============
   END OF PERIOD                                          $      1,880      $         63
                                                ========================   ===============

CASH PAID DURING PERIOD FOR:

   INTEREST                                               $         13      $         30
   INCOME TAXES                                           $      1,312      $      1,374
                                                ========================   ===============


See accompanying notes to condensed financial statements

                              WORLD OF SCIENCE, INC.

                    NOTES TO  CONDENSED FINANCIAL STATEMENTS

                                   UNAUDITED

NOTE 1. - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (which consist primarily of normal recurring accruals) have been made to present fairly the financial position and operating results for the unaudited periods. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K as most recently filed with the Securities and Exchange Commission.

Due to the seasonal nature of the Company's business, results for the first quarter of fiscal 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending January 30, 1999.

NOTE 2. - Impact of New Accounting Standards

During the first quarter of 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of this standard did not have any material effect on the financial condition or results of operations of the Company.

During the first quarter of 1998, the Company also adopted the provisions of SFAS No. 131, Disclosures About Segments of the Enterprise and Related Information. SFAS No. 131 requires disclosure of segments of a company's business based upon how a company is organized for making operating decisions and assessing performance. Adoption of this statement did not have an impact on the financial condition or results of operations of the Company.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revised disclosures about pensions and other postretirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminate certain disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. As the Company does not provide a pension or other postretirement benefits to employees this statement does not impact the financial statements.

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

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 60 permanent stores and 57 seasonal stores as of May 2, 1998, as compared to 48 permanent stores and 63 seasonal stores as of May 3, 1997. Four new permanent stores were opened in the first quarter of both fiscal 1998 and 1997. The Company had a net decrease of five seasonal stores in the first quarter of fiscal 1998 as compared to a net increase of one seasonal store in the first quarter of fiscal 1997.

Comparison of Three Months Ended May 2, 1998 to Three Months Ended May 3, 1997.

Sales.   Sales increased to $7.9 million from $7.3 million, or 7.9%.  Of the
$600,000 increase in sales: $789,000 was attributable to four new permanent stores opened during the first quarter of fiscal 1998 and twelve new permanent stores not in operation as of the beginning of the prior year, and $285,000 was attributable to increased comparable store sales. These factors were partially offset by seasonal store sales declining $498,000 due to lower average seasonal store sales and the operation of fewer seasonal stores. Comparable permanent store sales increased 7.1% for the thirteen-week period ended May 2, 1998.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses, which include distribution center costs and other expenses associated with acquiring inventory, increased to $6.3 million from $5.7 million, an increase of 10.6%. As a percentage of sales, it increased to 80.6% from 78.6%. The dollar increase was due to increased store occupancy expenses from more stores in operation in the first quarter of fiscal 1998, and increased cost of sales due to higher sales. The increase as a percentage of sales of 2.0% was attributable to a 0.7% increase in distribution center costs associated with the move to a new distribution facility in May of 1997, and a 1.7% increase in occupancy expenses caused by a decrease in average seasonal store sales. Cost of product sold decreased 0.4%.

Selling, General, and Administrative Expenses.   Selling, general, and
administrative expenses increased to $3.4 million from $3.0 million, an increase of 12.4%. Selling, general, and administrative expenses increased to support higher sales levels and an increased number of permanent stores. As a percentage of sales, it increased to 42.9% from 41.2%, primarily as a result of a decrease in average seasonal store sales.

Interest Income (Expense), Net.    Net interest income (expense) amounted to net
interest income of $49,000 in the first quarter of fiscal 1998, as compared to net interest expense of $25,000 in the first quarter of fiscal 1997. This fluctuation is primarily a result of investment of proceeds from the Company's initial public offering in July, 1997.

Net Loss.   Net loss increased to $1.1 million, or 13.7% of sales, in the first quarter of fiscal 1998 from $867,000, or 11.9% of sales, in the first quarter of fiscal 1997.

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

Liquidity and Capital Resources

The primary sources of the Company's cash for working capital and capital expenditures have been net cash flows from operating activities, capital lease financings and bank borrowings. Seasonal working capital needs have been met through short-term borrowings under a revolving line of credit. In July 1997, the Company completed an initial public offering which provided net proceeds of $8.7 million.

The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $3.7 million in the first quarter of fiscal 1998 as compared to $4.8 million in the first quarter of fiscal 1997. This was due to increased levels of inventories and other working capital items in the first quarter of each year.

The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $16.0 million, or 40% to 70% of the Company's inventory book value depending on the time of year. The line expires on February 28, 2000 and bears interest at the bank's prime rate. The credit agreement for this line of credit prohibits the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $300,000 in the aggregate in any fiscal year. As of May 2, 1998, there were no amounts outstanding under this line of credit. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

The Company also has an available line of credit for up to $2.0 million for multiple term loans to be used for leasehold improvements and equipment. Under this line, the Company has a term loan with a principal balance of $45,000 at May 2, 1998. The loan is payable in monthly installments over a term of five years with interest payable at 7.4%, matures on November 1, 1998 and is secured by the Company's equipment. As of May 2, 1998, outstanding capital lease obligations and total debt amounted to $353,000, of which $308,000 represented capital lease obligations. The capital lease obligations have terms expiring in fiscal 2001.

Capital expenditures in the first quarter of fiscal 1998, net of landlord build-out allowances, amounted to $1.1 million as compared to $456,000 in the first quarter of fiscal 1997. The increase resulted from the construction of 8 additional permanent store locations in the first quarter of fiscal 1998.

In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company has not repurchased any shares as of June 12, 1998.

Management believes that operating cash flow, borrowings under the Company's existing credit facilities and cash on hand will be sufficient to finance the Company's proposed expansion of its store base and to satisfy any other capital requirements for the next 12 months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 1998.

     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 12, 1998
                                WORLD OF SCIENCE, INC.
                                  (Registrant)


                                /s/Charles A. Callahan



                                Charles A. Callahan
                                Vice President of Finance
                                Chief Financial Officer and Assistant Secretary (Signed on behalf of the registrant and as Principal Accounting and Financial Officer)