Form 10-Q
period 1998-08-01
WORLD OF SCIENCE INC
filed 1998-09-15
CIK 1035977

                       COMPANY:  WORLD OF SCIENCE, INC.
                                 TICKER:  WOSI
                                 EXCHANGE:  NMS

                                FORM-TYPE:  10-Q

                         DOCUMENT DATE:  August 1, 1998
                        FILING DATE:  September 15, 1998

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 1, 1998

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

              YES   x                                  NO


Common stock outstanding as of August 31, 1998: 4,769,955 shares of common stock.

                             WORLD OF SCIENCE, INC.

                                     INDEX
                                                                    Page Number

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Statements of Operations.................................3

         Condensed Balance Sheets...........................................4

         Condensed Statements of Cash Flows.................................5

         Notes to Condensed Financial Statements............................6-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................8-11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk - None

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities and Use of Proceeds - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders................12

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K...................................12

         SIGNATURE..........................................................13

                             WORLD OF SCIENCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA

                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     ------------------                    ----------------
                                                             AUGUST 1,              AUGUST 2,        AUGUST 1,           AUGUST 2,
                                                                1998                   1997             1998                1997
                                                           -----------            -----------      -----------         -----------

NET SALES                                                  $     8,594            $     8,287      $    16,457         $    15,573

COST OF SALES AND OCCUPANCY EXPENSES                             7,080                  6,507           13,417              12,237
                                                           -----------            -----------      -----------         -----------
 GROSS PROFIT                                                    1,514                  1,780            3,040               3,336

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
                                                                 3,447                  3,149            6,820               6,149
                                                           -----------            -----------      -----------         -----------

                      OPERATING LOSS                            (1,933)                (1,369)          (3,780)             (2,813)

INTEREST INCOME (EXPENSE), NET                                     (37)                   (97)              12                (122)
                                                           -----------            -----------      -----------         -----------

LOSS BEFORE INCOME TAXES                                        (1,970)                (1,466)          (3,768)             (2,935)

INCOME TAX BENEFIT                                                 793                    602            1,512               1,204
                                                           -----------            -----------      -----------         -----------

NET LOSS                                                   $    (1,177)           $      (864)     $    (2,256)        $    (1,731)
                                                           ===========            ============     ===========         ===========

NET LOSS PER SHARE (BASIC)                                 $     (0.23)           $     (0.22)     $     (0.44)        $     (0.47)
                                                           ===========            ============     ===========         ===========

NET LOSS PER SHARE (DILUTED)                               $     (0.23)           $     (0.22)     $     (0.44)        $     (0.47)
                                                           ===========            ============     ===========         ===========

WEIGHTED AVERAGE SHARES (BASIC)                                  5,080                  3,880            5,080               3,652
WEIGHTED AVERAGE SHARES (DILUTED)                                5,080                  3,880            5,080               3,652

            See accompanying notes to condensed financial statements

                             WORLD OF SCIENCE, INC.
                            CONDENSED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                             AUGUST 1,       JANUARY 31,       AUGUST 2,
                                                                               1998             1998             1997
                                                                           -----------     -------------     -----------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                               $        73     $       6,742     $     1,741
   ACCOUNTS RECEIVABLE                                                             547               113             289
   INVENTORIES                                                                  14,469            10,404          11,180
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                     1,062               533             708
   TAXES RECEIVABLE                                                              1,515                             1,215
   DEFERRED INCOME TAXES                                                           551               551             368
                                                                           -----------     -------------     -----------

TOTAL CURRENT ASSETS                                                            18,217            18,343          15,501
PROPERTY, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                                                   8,246             6,431           5,707

DEFERRED INCOME TAXES                                                              658               658             540
                                                                           -----------     -------------     -----------

TOTAL ASSETS                                                               $    27,121     $      25,432     $    21,748
                                                                           ===========     =============     ===========
CURRENT LIABILITIES:
   LINE OF CREDIT                                                          $     3,825     $                 $
   CURRENT INSTALLMENTS OF LONG TERM DEBT                                           32                69              72
   CURRENT INSTALLMENTS OF OBLIGATIONS
       UNDER CAPITAL LEASES                                                        148               166             104
   ACCOUNTS PAYABLE                                                              2,917             1,320           3,074
   ACCRUED EXPENSES                                                                537               570             455
   INCOME TAXES PAYABLE                                                                            1,400
                                                                           -----------     -------------     -----------

TOTAL CURRENT LIABILITIES                                                        7,459             3,525           3,705

LONG TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                                                                        26
OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING
   CURRENT INSTALLMENTS                                                            116               176              78
ACCRUED OCCUPANCY EXPENSE                                                          850               779             719
                                                                           -----------     -------------     -----------

TOTAL LIABILITIES                                                                8,425             4,480           4,528
                                                                           -----------     -------------     -----------
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE
     AUTHORIZED 5,000,000 SHARES;
     NO SHARES ISSUED AND OUTSTANDING
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;
     ISSUED AND OUTSTANDING 5,079,955 SHARES                                        51                51              50
         AT 8/1/98 AND 1/31/98, AND 5,022,955 SHARES AT 8/2/97
   ADDITIONAL PAID-IN CAPITAL                                                   11,398            11,398          11,158
   RETAINED EARNINGS                                                             7,247             9,503           6,012
                                                                           -----------     -------------     -----------

TOTAL STOCKHOLDERS' EQUITY                                                      18,696            20,952          17,220
                                                                           -----------     -------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    27,121     $      25,432     $    21,748
                                                                           ===========     =============     ===========

            See accompanying notes to condensed financial statements

                             WORLD OF SCIENCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             ------------------                    ----------------
                                                            AUGUST 1,       AUGUST 2,        AUGUST 1,              AUGUST 2,
                                                               1998            1997             1998                   1997
                                                          -----------     -----------      -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                               $    (1,177)    $      (864)     $    (2,256)           $    (1,731)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                               387             322              712                    617
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:
              ACCOUNTS RECEIVABLE                                (335)            (60)            (434)                  (234)
              INVENTORIES                                      (2,805)         (1,870)          (4,065)                (4,253)
              PREPAID EXPENSES AND OTHER
                  CURRENTS ASSETS                                (363)            (72)            (529)                  (322)
              TAXES RECEIVABLE                                   (796)           (613)          (1,515)                (1,215)
         (DECREASE) INCREASE IN:
              ACCOUNTS PAYABLE                                  1,049             812            1,597                  1,505
              ACCRUED EXPENSES                                   (103)           (125)             (33)                  (273)
              INCOME TAXES PAYABLE                                (88)            (90)          (1,400)                (1,464)
              ACCRUED OCCUPANCY EXPENSE                            37              29               71                     56
                                                            -----------      ---------         ----------           ----------
      NET CASH USED IN OPERATING ACTIVITIES:                   (4,194)         (2,531)          (7,852)                (7,314)
                                                            -----------      ---------         ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES--
   CAPITAL EXPENDITURES, NET                                   (1,381)           (884)          (2,527)                (1,340)
                                                            -----------      ---------         ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                                   8,471                                   8,471
   PROCEEDS FROM ADVANCES ON LINE OF CREDIT                     3,825           3,335            3,825                  6,000
   PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                                       175                                     845
   PRINCIPAL PAYMENTS ON LINE OF CREDIT                                        (6,000)                                 (6,000)
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                           (13)           (863)             (37)                  (885)
   PRINCIPAL PAYMENTS ON CAPITAL LEASES                           (44)            (25)             (78)                   (50)
                                                            -----------      ---------         ----------           ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       3,768           5,093            3,710                  8,381
                                                            -----------      ---------         ----------           ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (1,807)          1,678           (6,669)                  (273)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                          1,880              63            6,742                  2,014
                                                          -----------       ---------          -------            ------------
   END OF PERIOD                                          $        73       $   1,741          $    73            $     1,741
                                                          ===========       =========          =======            =============

CASH PAID DURING PERIOD FOR:
   INTEREST                                               $        42       $      99          $    55            $       129
   INCOME TAXES                                           $        91       $      90          $ 1,403            $     1,464
                                                          ===========       =========          =======            =============

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

Due to the seasonal nature of the Company's business, results for the second quarter and first six months of fiscal 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending January 30, 1999.

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

During the first quarter of 1998, the Company also adopted the provisions of SFAS No. 131, Disclosures About Segments of the Enterprise and Related Information. SFAS No. 131 requires disclosure of segments of a company's business based upon how a company is organized for making operating decisions and assessing performance. Adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

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

In April 1998, The Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP), Reporting on the Costs of Start-Up Activities. The statement provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. Initial application of this SOP should be reported as the cumulative effect of changes in accounting principle. The Company currently expenses all costs associated with the opening of new stores in the period incurred, with the exception of leasehold improvements and fixtures which are capitalized. Adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.


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

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 67 permanent stores and 56 seasonal stores as of August 1, 1998 as compared to 52 permanent stores and 74 seasonal stores as of August 2, 1997. Eight new permanent stores were opened and one permanent store closed in the second quarter of fiscal 1998 as compared to four new permanent stores opened in the second quarter of fiscal 1997. The Company had a net decrease of one seasonal store in the second quarter of fiscal 1998 as compared to a net increase of nine seasonal stores in the second quarter of fiscal 1997.

The Company's sales have been favorably impacted over the past six months by the popularity of particular plush products. For the second quarter of fiscal 1998 plush sales accounted for 14.0% of total sales as compared to 6.2% in the second quarter of fiscal 1997. For the first six months of fiscal 1998 plush sales accounted for 16.8% of total sales as compared to 6.6% in the first six months of fiscal 1997. The impact on the third quarter of fiscal 1998 will be significantly greater due to a special one-time purchase of fast selling plush items which will have a positive effect on both sales and operating results.

Comparison of Three Months Ended August 1, 1998 to Three Months Ended August 2, 1997.

Sales.   Sales increased to $8.6 million from $8.3 million, or 3.7%.  Of the
$300,000 increase in sales: $1.2 million was attributable to sales of eight new permanent stores opened during the second quarter of fiscal 1998 and the net increase in sales of sixteen new permanent stores not in operation as of the beginning of the prior year, and $21,000 was attributable to increased comparable store sales. These factors were partially offset by seasonal store sales declining $869,000 due to lower average seasonal store sales and the operation of fewer seasonal stores. Comparable permanent store sales increased 0.5% for the thirteen-week period ended August 1, 1998.


Cost of Sales and Occupancy Expenses.   Cost of sales and occupancy expenses,
which include distribution center costs and other expenses associated with acquiring inventory, increased to $7.1 million from $6.5 million, an increase of 8.8%. As a percentage of sales, it increased to 82.4% from 78.5%. The dollar increase was due to increased store occupancy expenses from more permanent stores in operation in the second quarter of fiscal 1998 and increased cost of sales due to higher sales. The increase as a percentage of sales of 3.9% was attributable to a 0.4% increase in distribution center costs associated with the move to a new distribution facility in May of 1997, and a 3.5% increase in occupancy expenses caused by a decrease in average seasonal store sales. Cost of product sold remained the same.

Selling, General, and Administrative Expenses.   Selling, general, and
administrative expenses increased to $3.4 million from $3.1 million, an increase of 9.5%. Selling, general, and administrative expenses increased to support higher sales levels and an increased number of permanent stores. As a percentage of sales, it increased to 40.1% from 38.0%, primarily as a result of a decrease in average seasonal store sales.

Interest Expense, Net. Net interest expense decreased to $37,000 in the second quarter of fiscal 1998 from $97,000 in the second quarter of fiscal 1997. This fluctuation is primarily a result of investment of proceeds from the Company's initial public offering in July, 1997.

Net Loss.   Net loss increased to $1.2 million, or 13.7% of sales, in the second quarter of fiscal 1998 from $864,000, or 10.4% of sales, in the second quarter of fiscal 1997.

Comparison of Six Months Ended August 1, 1998 to Six Months Ended August 2, 1997

Sales.   Sales increased to $16.5 million from $15.6 million, or 5.7%.  Of the
$900,000 increase in sales: $2.0 million was attributable to sales of twelve new permanent stores opened during the first six months of fiscal 1998 and the net increase in sales of twelve new permanent stores not in operation as of the beginning of the prior year, and $306,000 was attributable to increased comparable store sales. These factors were partially offset by seasonal store sales declining $1.4 million due to lower average seasonal store sales and the operation of fewer seasonal stores. Comparable permanent store sales increased 3.6% for the six month period ended August 1, 1998.

Cost of Sales and Occupancy Expenses.    Cost of sales and occupancy expenses,
which include distribution center costs and other expenses associated with acquiring inventory, increased to $13.4 million from $12.2 million, an increase of 9.6%. As a percentage of sales, it increased to 81.5% from 78.6%. The dollar increase was due to increased store occupancy expenses from more permanent stores in operation in the first six months of fiscal 1998, and increased cost of sales due to higher sales. The increase as a percentage of sales of 2.9% was attributable to a 0.5% increase in distribution center costs associated with the move to a new distribution facility in May of 1997, and a 2.6% increase in occupancy expenses caused by a decrease in average seasonal store sales. Cost of product sold decreased 0.2%.

Selling, General, and Administrative Expenses.   Selling, general and
administrative expenses increased to $6.8 million from $6.1 million, an increase of 10.9%. Selling, general, and administrative expenses increased to support higher sales levels and an increased number of permanent stores. As a percentage of sales, it increased to 41.4% from 39.5%, primarily as a result of a decrease in average seasonal stores sales.

Interest Income (Expense), Net.   Net interest income (expense) amounted to net
interest income of $12,000 in the first six months of fiscal 1998, as compared to net interest expense of $122,000 in the first six months of fiscal 1997. This fluctuation is primarily a result of investment of proceeds from the Company's initial public offering in July, 1997.

Net Loss.   Net loss increased to $2.3 million, or 13.7% of sales, in the first six months of fiscal 1998 from $1.7 million or 11.1% of sales, in the first six months of fiscal 1997.

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

The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $4.2 million in the second quarter of fiscal 1998 as compared to $2.5 million in the second quarter of fiscal 1997 due to a greater second quarter net loss, increased levels of inventories and other working capital items. Cash flow utilized by operations increased to $7.9 million in the first six months of fiscal 1998 from $7.3 million in the first six months of 1997 due to a greater net loss, increased levels of inventories and other working capital items in the first six months of fiscal 1998.

The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $16.0 million, or 40% to 70% of the Company's inventory book value depending on the time of year. The line expires on February 28, 2000 and bears interest at the bank's prime rate. The credit agreement for this line of credit prohibits the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $300,000 in the aggregate in any fiscal year. As of August 1, 1998, there was $3.8 million outstanding under this line of credit, against total borrowing capacity of $5.8 million based on 40% of the Company's inventory book value. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

The Company also has an available line of credit for up to $2.0 million for multiple term loans to be used for leasehold improvements and equipment. Under this line, the Company has a term loan with a principal balance of $32,000 at August 1, 1998. The loan is payable in monthly installments over a term of five years with interest payable at 7.4%, matures on November 1, 1998 and is secured by the Company's equipment. As of August 1, 1998, outstanding capital lease obligations and total term debt amounted to $296,000, of which $264,000 represented capital lease obligations. The capital lease obligations have terms expiring in fiscal 2001.

Capital expenditures in the first six months of fiscal 1998, net of landlord build-out allowances, amounted to $2.5 million as compared to $1.3 million in the first six months of fiscal 1997. The increase resulted from the construction of 12 additional permanent store locations in the first six months of fiscal 1998.

In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 310,000 shares in August, 1998 for $632,000.

Management believes that operating cash flow, borrowings under the Company's existing credit facilities and cash on hand will be sufficient to finance the Company's proposed expansion of its store base and to satisfy any other capital requirements for the next 12 months.

Other Matters

The Company has been in the process of resolving all significant year 2000 issues since 1996. Since almost all the Company's information systems software is licensed software from established software vendors, resolution is being accomplished by means of upgrading existing software to versions which are year 2000 compliant. At present, the Company expects to be fully year 2000 compliant with its own internal systems by the spring of 1999. All of the Company's computer hardware is already year 2000 compliant.

Since the cost of resolving the year 2000 issue is included in most cases, through existing software maintenance contracts, the incremental cost to the Company is minimal and not material.

While the Company expects to be fully compliant with the year 2000 with its own systems well in advance of the year 2000, a material financial risk could result if the Company's vendors are unable to resolve such processing issues in a timely manner. The risk however, will be minimized by the fact that initial year 2000 issues will occur at the beginning of a calendar year which is a slow period in the Company's operations.

The Company is in the process of accessing the readiness of its vendors, and determining the risks associated with year 2000 non-compliance upon its operations. At this point the Company is not certain as to whether such non-compliance will have a material effect of the Company's results of operations, liquidity and financial condition. In anticipation of such an event the company will be gathering and analyzing the necessary information to make the proper assessment and determine a plan of action to handle any foreseen potential problems which may result.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 9, 1998. Of the total of 5,079,955 shares of common stock outstanding and eligible to vote at the meeting, the holders of 4,777,742 shares executed and delivered valid proxies or ballots to the meeting which were duly voted thereat.

The 4,777,742 shares of common stock represented by proxies or ballots at the meeting were voted as follows in accordance with instructions contained therein:

         (A)    Election of Directors:
               ----------------------

         Nominee                     For                   Withheld Authority
         -------                     ---                   ------------------

         David T. Della Penta        4,732,127             45,615

         (B)  Proposal to Elect KPMG Peat Marwick LLP as Auditors:
              ---------------------------------------------------

              For                    Against           Abstain
              ---                    -------           -------

              4,768,992              3,650             5,100



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1998.

          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 11, 1998

                     WORLD OF SCIENCE, INC.
                           (Registrant)


                     /s/Charles A. Callahan
                     Charles A. Callahan
                     Vice President of Finance
                     Chief Financial Officer and Assistant Secretary (Signed on behalf of the registrant and as Principal Accounting and Financial Officer)