Form 10-Q
period 1998-10-31
WORLD OF SCIENCE INC
filed 1998-12-15
CIK 1035977

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1998

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

                     YES   x                 NO

Common stock outstanding as of November 30, 1998: 4,761,155 shares of common stock.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................8-13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk - None

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities and Use of Proceeds - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K...................................13

         SIGNATURE..........................................................14

                             WORLD OF SCIENCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                ------------------                      -----------------
                                                      OCTOBER 31,              NOVEMBER 1,        OCTOBER 31,           NOVEMBER 1,
                                                          1998                     1997               1998                  1997
                                                    -------------            -------------      -------------         -------------
NET SALES                                           $      10,594            $       8,209      $      27,051         $      23,782

COST OF SALES AND OCCUPANCY EXPENSES                        8,281                    6,759             21,698                18,996
                                                    -------------            -------------      -------------         -------------
 GROSS PROFIT                                               2,313                    1,450              5,353                 4,786

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
                                                            4,440                    3,777             11,260                 9,927
                                                    -------------            -------------      -------------         -------------
  OPERATING LOSS                                           (2,127)                  (2,327)            (5,907)               (5,141)

INTEREST INCOME (EXPENSE), NET                               (173)                     (70)              (161)                 (191)
                                                    -------------            -------------      -------------         -------------
LOSS BEFORE INCOME TAXES                                   (2,300)                  (2,397)            (6,068)               (5,332)

INCOME TAX BENEFIT                                            916                      982              2,428                 2,186
                                                    -------------            -------------      -------------         -------------
NET LOSS                                            $      (1,384)           $      (1,415)     $      (3,640)        $      (3,146)
                                                    =============            =============      =============         =============

NET LOSS PER SHARE (BASIC)                          $       (0.28)           $       (0.28)     $       (0.73)        $       (0.76)
                                                    =============            =============      =============         =============

NET LOSS PER SHARE (DILUTED)                        $       (0.28)           $       (0.28)     $       (0.73)        $       (0.76)
                                                    =============            =============      =============         =============

WEIGHTED AVERAGE SHARES (BASIC)                             4,868                    5,064              5,009                 4,122
WEIGHTED AVERAGE SHARES (DILUTED)                           4,868                    5,064              5,009                 4,122

            See accompanying notes to condensed financial statements

                             WORLD OF SCIENCE, INC.
                            CONDENSED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                             OCTOBER 31,        JANUARY 31,       NOVEMBER 1,
                                                                                 1998              1998              1997
                                                                           -------------      -------------     -------------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                               $          88      $       6,742     $          83
   ACCOUNTS RECEIVABLE                                                               272                113               429
   INVENTORIES                                                                    20,083             10,404            18,186
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                       1,003                533               768
   TAXES RECEIVABLE                                                                2,482                                2,234
   DEFERRED INCOME TAXES                                                             551                551               368
                                                                           -------------      -------------     -------------
TOTAL CURRENT ASSETS                                                              24,479             18,343            22,068

PROPERTY, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                                                     8,760              6,431             6,103

DEFERRED INCOME TAXES                                                                658                658               540
                                                                           -------------      -------------     -------------

TOTAL ASSETS                                                               $      33,897      $      25,432     $      28,711
                                                                           =============      =============     =============

CURRENT LIABILITIES:
   LINE OF CREDIT                                                          $      11,960      $                 $       7,590
   CURRENT INSTALLMENTS OF LONG TERM DEBT                                             14                 69                73
   CURRENT INSTALLMENTS OF OBLIGATIONS
       UNDER CAPITAL LEASES                                                          112                166               110
   ACCOUNTS PAYABLE                                                                3,179              1,320             3,351
   ACCRUED EXPENSES                                                                  977                570               725
   INCOME TAXES PAYABLE                                                                               1,400
                                                                           -------------      -------------     -------------
TOTAL CURRENT LIABILITIES                                                         16,242              3,525            11,849

LONG TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                                                                             13
OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING
   CURRENT INSTALLMENTS                                                              108                176                54
ACCRUED OCCUPANCY EXPENSE                                                            885                779               749
                                                                           -------------      -------------     -------------

TOTAL LIABILITIES                                                                 17,235              4,480            12,665
                                                                           -------------      -------------     -------------
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE
     AUTHORIZED 5,000,000 SHARES;
     NO SHARES ISSUED AND OUTSTANDING
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;
     ISSUED 5,079,955 SHARES AT 10/31/98,
         1/31/98, AND  11/1/97                                                        51                 51                51
   ADDITIONAL PAID-IN CAPITAL                                                     11,398             11,398            11,398
   RETAINED EARNINGS                                                               5,863              9,503             4,597
                                                                           -------------      -------------     -------------
       TOTAL CAPITAL AND RETAINED EARNINGS                                        17,312             20,952            16,046
       TREASURY STOCK (318,800 SHARES) AT COST                                      (650)
                                                                           -------------      -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                                        16,662             20,952            16,046
                                                                           -------------      -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      33,897      $      25,432     $      28,711
                                                                           =============      =============     =============

            See accompanying notes to condensed financial statements

                             WORLD OF SCIENCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 OCTOBER 31,      NOVEMBER 1,        OCTOBER 31,      NOVEMBER 1,
                                                                    1998             1997               1998             1997
                                                                -----------     -------------        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                     $   (1,384)     $      (1,415)     $      (3,640)     $  (3,146)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                    431                344              1,143            961
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:
              ACCOUNTS RECEIVABLE                                      275               (140)              (159)          (374)
              INVENTORIES                                           (5,614)            (7,006)            (9,679)       (11,259)
              PREPAID EXPENSES AND OTHER
                  CURRENTS ASSETS                                       59                (60)              (470)          (382)
              TAXES RECEIVABLE                                        (967)            (1,019)            (2,482)        (2,234)
         (DECREASE) INCREASE IN:
              ACCOUNTS PAYABLE                                         262                277              1,859          1,782
              ACCRUED EXPENSES                                         440                270                407             (3)
              INCOME TAXES PAYABLE                                                                        (1,400)        (1,464)
              ACCRUED OCCUPANCY EXPENSE                                 35                 30                106             86
                                                                -----------     -------------        -----------      -----------
      NET CASH USED IN OPERATING ACTIVITIES:                        (6,463)            (8,719)           (14,315)       (16,033)
                                                                -----------     -------------        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES--
   CAPITAL EXPENDITURES, NET                                          (945)              (732)            (3,472)        (2,072)
                                                                -----------     -------------        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                                             241                             8,712
   PURCHASE OF TREASURY STOCK                                         (650)                                 (650)
   PROCEEDS FROM ADVANCES ON LINE OF CREDIT                          8,135              7,590             11,960         13,590
   PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                                                                                 845
   PRINCIPAL PAYMENTS ON LINE OF CREDIT                                                                                  (6,000)
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                (18)               (12)               (55)          (897)
   PRINCIPAL PAYMENTS ON CAPITAL LEASES                                (44)               (26)              (122)           (76)
                                                                -----------     -------------        -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            7,423              7,793             11,133         16,174
                                                                -----------     -------------        -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    15             (1,658)            (6,654)        (1,931)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                  73              1,741              6,742          2,014
                                                                -----------     -------------        -----------      -----------
   END OF PERIOD                                                $       88      $          83      $          88      $      83
                                                                ===========     =============        ===========      ===========

CASH PAID DURING PERIOD FOR:
   INTEREST                                                     $      173      $          72      $         228      $     201
   INCOME TAXES                                                 $       54      $          48      $       1,457      $   1,512
                                                                ===========     =============        ===========      ===========


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

Due to the seasonal nature of the Company's business, results for the third quarter and first nine months of fiscal 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending January 30, 1999.

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

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 70 permanent stores and 90 seasonal stores as of October 31, 1998 as compared to 55 permanent stores and 95 seasonal stores as of November 1, 1997. Three permanent stores were opened in the third quarter of fiscal 1998 as compared to three new permanent stores opened in the third quarter of fiscal 1997. The Company had a net increase of 34 seasonal stores in the third quarter of fiscal 1998 as compared to net increase of 21 seasonal stores in the third quarter of fiscal 1997.

The Company's sales have been favorably impacted over the past nine months by the popularity of particular plush products. For the third quarter of fiscal 1998 plush sales accounted for 30.3% of total sales as compared to 6.0% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998 plush sales accounted for 22.1% of total sales as compared to 6.4% in the first nine months of fiscal 1997. The impact on the third quarter of fiscal 1998 was significantly greater due to a special one-time purchase of fast selling plush items which had a positive effect on both sales and operating results.

Comparison of Three Months Ended October 31, 1998 to Three Months Ended November 1, 1997.

Sales.   Sales increased to $10.6 million from $8.2 million, or 29.1%.  Of the
$2.4 million increase in sales: $1.4 million was attributable to sales of three new permanent stores opened during the third quarter of fiscal 1998 and the net increase in sales of 24 new permanent stores not in operation as of the beginning of the prior year, and $994,000 was attributable to increased comparable store sales. These factors were partially offset by seasonal store sales declining $4,000. Comparable permanent store sales increased 26.0% for the thirteen-week period ended October 31, 1998.

Cost of Sales and Occupancy Expenses.   Cost of sales and occupancy expenses,
which include distribution center costs and other expenses associated with acquiring inventory, increased to $8.3 million from $6.8 million, an increase of 22.5%. As a percentage of sales, it decreased to 78.2% from 82.3%. The dollar increase was due to increased store occupancy expenses from more permanent stores in operation in the third quarter of fiscal 1998 and increased cost of sales due to higher sales. The decrease as a percentage of sales of 4.1% was attributable to a 2.0% decrease in distribution center costs and a 1.4% decrease in occupancy expenses caused primarily by the increase in sales volume. Cost of product sold decreased 0.7%.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased to $4.4 million from $3.8 million, an increase of 17.6%. Selling, general and administrative expenses increased to support higher sales levels and an increased number of permanent stores. As a percentage of sales, it decreased to 41.9% from 46.0%, primarily as a result of the increase in third quarter sales.

Interest Expense, Net. Net Interest expense increased to $173,000 in the third quarter of fiscal 1998 from $70,000 in the third quarter of fiscal 1997. This fluctuation is primarily a result of investment of proceeds from the Company's initial public offering in July, 1997.

Net Loss.   Net loss was relatively unchanged at $1.4 million, or 13.1% of sales, in the third quarter of fiscal 1998 from $1.4 million, or 17.2% of sales, in the third quarter of fiscal 1997.

Comparison of Nine Months Ended October 31, 1998 to Nine Months Ended November 1, 1997.

Sales.   Sales increased to $27.1 million from $23.8 million, or 13.7%.  Of the
$3.3 million increase in sales: $3.4 million was attributable to sales of 15 new permanent stores opened during the first nine months of fiscal 1998 and the net increase in sales of twelve new permanent stores not in operation as of the beginning of the prior year, and $1.3 million was attributable to increased comparable store sales. These factors were partially offset by seasonal store sales declining $1.4 million due to the operation of fewer seasonal stores. Comparable permanent store sales increased 10.6% for the nine month period ended October 31, 1998.

Cost of Sales and Occupancy Expenses.   Cost of sales and occupancy expenses,
which include distribution center costs and other expenses associated with acquiring inventory, increased to $21.7 million from $19.0 million, an increase of 14.2%. As a percentage of sales, it increased to 80.2% from 79.9%. The dollar increase was due to increased store occupancy expenses from more permanent stores in operation in the first nine months of fiscal 1998, and increased cost of sales due to higher sales. The increase as a percentage of sales of 0.3% was attributable to a 0.8% increase in occupancy expenses which offset a decrease on cost of product sold of 0.5%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.3 million from $9.9 million, an increase of 13.4%. Selling, general and administrative expenses increased to support higher sales levels and an increased number of permanent stores. As a percentage of sales, it decreased minimally to 41.6% form 41.7%.

Interest Expense, Net.   Net interest expense amounted to $161,000 in the first
nine months of fiscal 1998, as compared to a net interest expense of $191,000 in the first nine months of fiscal 1997. This fluctuation is primarily a result of investment of proceeds from the Company's initial public offering in July, 1997.

Net Loss.   Net loss increased to $3.6 million, or 13.5% of sales, in the first nine months of fiscal 1998 from $3.1 million or 13.2% of sales, in the first nine months of fiscal 1997.

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

The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $6.5 million in the third quarter of fiscal 1998 as compared to $8.7 million in the third quarter of fiscal 1997 due to a smaller third quarter net loss, slower build-up of inventories and other working capital items. Cash flow utilized by operations decreased to $14.3 million in the first nine months of fiscal 1998 from $16.0 million in the first nine months of 1997 despite a greater net loss, due to a slower build-up of inventories and other working capital items in the first nine months of fiscal 1998.

The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $16.0 million, or 40% to 70% of the Company's inventory book value depending on the time of year. The line expires on February 28, 2000 and bears interest at the bank's prime rate. The credit agreement for this line of credit prohibits the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $300,000 in the aggregate in any fiscal year. As of October 31, 1998, there was $12.0 million outstanding under this line of credit, against total borrowing capacity of $14.1 million based on 70% of the Company's inventory book value. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

The Company also has an available line of credit for up to $2.0 million for multiple term loans to be used for leasehold improvements and equipment. Under this line, the Company has a term loan with a principal balance of $14,000 at October 31, 1998. The loan is payable in monthly installments over a term of five years with interest payable at 7.4%, matures on December 1, 1998 and is secured by the Company's equipment. As of October 31, 1998, outstanding capital lease obligations and total term debt amounted to $234,000, of which $220,000 represented capital lease obligations. The capital lease obligations have terms expiring in fiscal 2001.

Capital expenditures in the first nine months of fiscal 1998, net of landlord build-out allowances, amounted to $3.5 million as compared to $2.1 million in the first nine months of fiscal 1997. The increase resulted from the construction of 15 additional permanent store locations in the first nine months of fiscal 1998.

In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 318,800 shares in the third quarter of fiscal 1998 for $650,000.

Management believes that operating cash flow, borrowings under the Company's existing credit facilities and cash on hand will be sufficient to finance the Company's proposed expansion of its store base and to satisfy any other capital requirements for the next 12 months.

Year 2000 Matters

The Year 2000 Issue

Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000 or when otherwise dealing with dates later than December 31, 1999. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

The Company relies on computer-based technology and utilizes a variety of third-party hardware and software. The Company's retail functions, such as merchandise procurement and distribution, inventory management, point of sale systems and credit card account servicing exclusively use third party software. The Company's administrative functions, such as accounting, payroll and human resource management also exclusively use third-party software. Third parties with whom the Company has commercial relationships, including merchandise vendors, banks, telecommunications services, and utilities are also highly reliant on computer-based technology.

The Company has been in the process of resolving all significant Year 2000 issues since 1996. Since almost all the Company's information systems software is licensed software from established software vendors, resolution is being accomplished by means of upgrading existing software to versions which are Year 2000 compliant. At present, the Company expects to be fully Year 2000 compliant with its own internal systems by the summer of 1999. All of the Company's computer hardware is already Year 2000 compliant.

The Company's Compliance Program

Third Party Information Technology Systems

The Company has instituted a strategy of identifying and addressing Year 2000 issues affecting third-party information technology systems used by the Company which includes contacting all third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant. The Company has received Year 2000 compliant versions of almost all third party software and is currently engaged in developing contingency plans as to third-party software used by the Company in respect of which the Company has not received adequate assurance of compliance to date.

Non-Information Technology (IT) Systems

The Company has undertaken a review of its non-IT Systems and is in the process of implementing a remediation program in respect of such systems that are within the control of the Company. The Company expects to complete this remediation effort by June 30, 1999. In addition, the Company's centralized real estate department will be communicating to the developers, landlords and property managers of substantially all of the Company's properties. The Company's expectation that the systems utilized in the management and operation of such properties which are not within the Company's control are or will timely be Year 2000 compliant.

Non-Information Technology (IT) Vendors and Suppliers

The Company procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States. As a part of its contingency planning effort, the Company has commenced making inquires as to the Year 2000 readiness of selected vendors in order to identify any significant exposures that may exist and establish alternate sources or strategies where necessary.

Costs

Since the cost of resolving the Year 2000 issue is included in most cases, through existing software maintenance contracts, the incremental cost to the Company is minimal and not material.

Risks Associated with Year 2000 Issues

The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) effect sales, (ii) order, receive and distribute merchandise, and (iii) pay its employees and vendors. It is difficult, if not impossible, to assess with any degree of accuracy the impact on any of these three areas of the failure of one or more aspects of the Company's compliance program.

The novelty and complexity of the issues presented and the proposed solutions therefor and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective.

Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. While the Company expects to be fully compliant with the Year 2000 with its own systems well in advance of the Year 2000, a material financial risk could result if the Company's vendors are unable to resolve such processing issues in a timely manner.

Contingency Plans

The Company is in the process of accessing the readiness of all relevant parties associated with its Year 2000 compliance program, and determining the risks associated with Year 2000 non-compliance upon its operations. As the Company gathers and analyzes the necessary information to make the proper assessment, a contingency plan will be formulated to handle any foreseen potential problems which may result. The Company will also formulate a back-up emergency plan of action in case of any unforeseen problems which may occur on January 1, 2000. These plans are expected to be in place by June 30, 1999.




PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 11, 1998
                           WORLD OF SCIENCE, INC.
                                (Registrant)


                           /s/Charles A. Callahan



                           Charles A. Callahan
                           Vice President of Finance
                           Chief Financial Officer and Assistant Secretary (Signed on behalf of the registrant and as Principal Accounting and Financial Officer)