Form 10-K405
period 1999-01-30
WORLD OF SCIENCE INC
filed 1999-04-29
CIK 1035977

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

          (x)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1999

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to

                          Commission File No:000-22679

                             WORLD OF SCIENCE, INC.

             (Exact name of registrant as specified in its charter)

                  NEW YORK                               16-0963838
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)


           900 Jefferson Road, Building 4, Rochester, New York 14623

              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (716) 475-0100

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:




                                              Name of each exchange
        Title of each class                    on which registered
        -------------------                   ---------------------
Common Stock. par value $0.01 per share      The Nasdaq Stock Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and ask prices of the registrant's Common Stock as reported on NASDAQ on March 31, 1999 was $11,605,000. The number of shares of Common Stock, with $.01 par value, outstanding on March 31, 1999 was 4,761,155 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of Item 10 and Items 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be held June 10, 1999. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before May 7, 1999.

================================================================================

                                     PART I

ITEM 1.      BUSINESS

General

  World of Science, Inc. (the "Company" or "World of Science") is a leading specialty retailer of a variety of traditional and distinctive science and nature products. The Company's merchandising strategy emphasizes both the educational and entertainment values of its products, which are offered at competitive prices in a stimulating retail environment. World of Science has developed a broad customer base, as its products appeal to customers of all ages for gift-giving, educational use and entertainment. The Company operates both a permanent and seasonal store format. At January 30, 1999, the Company operated 74 permanent stores and 71 seasonal stores in 29 states, primarily in enclosed malls. The Company's fiscal year is the 52-week period ending on the Saturday closest to January 31. The terms "fiscal" and "fiscal year" refer to the calendar year in which the Company's fiscal year commences. Fiscal 1996 consisted of 53 weeks as compared to 52 weeks for all other years presented.

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

 . Use of Seasonal Stores. The seasonal store program enables the Company to reach a broader customer base during the holiday selling season, as well as to test prospective locations for permanent stores before making the required capital investment. The Company opportunistically seeks out available in-line space in quality shopping malls which it can lease for several months around the holiday selling season and, in some instances, for an extended period thereafter. The cost of opening seasonal stores is substantially lower and the lead time is substantially shorter than those associated with permanent stores. In fiscal 1998, 36.0% of the Company's total net sales were generated by seasonal stores, as compared to 44.6% in fiscal 1997. The Company's flexible store formats, combined with its distinctive merchandise, make World of Science stores attractive to mall operators.

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

Expansion Strategy

     The Company has grown by opening new permanent stores, by operating seasonal stores to capture sales during the holiday selling season, and by increasing sales volume from its existing permanent stores. Although management does not believe there are geographical constraints on the location of future stores, the Company's expansion strategy will focus primarily on opening stores in new and existing markets in the eastern half of the United States before expanding elsewhere. The Company believes that this strategy will allow it to increase the recognition of the "World of Science" name, enhance operating efficiencies and manage growth. The principal elements of the Company's expansion strategy are as follows:

 .  New Permanent Store Openings. The Company currently operates 78 permanent
   World of Science stores, including four new permanent stores which have opened since the beginning of fiscal 1999. The Company expects to open a total of approximately 15 permanent stores in fiscal 1999 and approximately 20 permanent stores in fiscal 2000 in both new and existing markets. In many cases, permanent stores will replace seasonal stores and, in appropriate circumstances, the Company may acquire or assume pre-existing leases of other retail stores. Although the Company may also evaluate opening stores in non-mall locations, such as airports and museums, the Company has no commitments for new permanent stores in non-mall locations.

 . Active Seasonal Store Program. The Company operated 101 World of Science seasonal stores during the fiscal 1998 holiday selling season and currently operates 64 seasonal stores. During the past three fiscal years, the Company has only opened eight permanent stores in pre-existing malls which were not preceded by a seasonal store in the same mall. The Company plans to operate approximately 100 seasonal stores during the holiday selling season in fiscal 1999 and fiscal 2000.

 . Internet Presence. The Company has maintained a web site since July, 1998, which until recently, was used primarily to provide information on the Company and its store locations. However, in the fall of 1998 the Company began to offer a limited selection of its products for sale on the web site. The Company has redesigned its web site and expanded its product selection which, over the next several months, is expected to reach over 1,000 SKUs. The Company's web site will also be used for product promotions, employment opportunities, corporate information and the publication of a monthly newsletter. In April, 1999 the Company formed a wholly-owned subsidiary named WOSI on the WEB, Inc. which will focus on the operation of the web site.

 . Commitment to Strong Infrastructure. The Company's expansion strategy includes a commitment to make appropriate infrastructure investments. Over the past three years, the Company has made significant investments in its management information systems and distribution facilities, which have contributed to efficiencies in inventory management and product distribution. In the second quarter of fiscal 1997, the Company relocated its distribution facility to a larger facility. The Company successfully installed new point-of-sale software during the second and third quarter of fiscal 1998. In the first quarter of fiscal 1999, the Company upgraded its main computer which handles its financial and inventory management systems. The Company periodically evaluates its store formats to maintain high standards of attractiveness and an appropriate showcase for its science and nature products.

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

  The Company's merchandising team attends trade shows to identify potential new products, and the Company evaluates all new products prior to offering them for sale in its stores. In addition, the Company seeks input and suggestions from its store personnel and customers; and product selections are sometimes made based upon such recommendations. The Company occasionally designs its own products which are manufactured by third party sources. For example, the Company's best-selling telescope product was designed by the Company to be more user-friendly and to incorporate features not generally found in comparably priced telescopes. The Company also employs a staff geologist, who is responsible for evaluating mineral and fossil specimens for sale in World of Science stores.

  A typical permanent World of Science store has approximately 25 different product areas and seasonal stores generally feature approximately 20 different product areas focused upon specific merchandising themes. The Company's themes follow a strategically planned layout which encourages customers to visit every theme within the store. Although not all of the available merchandising themes are included in each World of Science store, the following is a list of the principal merchandising themes, together with a description of the typical products included in these themes.

 . Activity Kits          arts and crafts, behavioral science, archeology and paleontology
 . American Craftsman     limited production kaleidoscopes, glass and metal sculptures, jewelry, pottery bowls, vases and decorative pieces with natural images
 . Anatomy                anatomical models, charts and books
 . Animal Replicas        mammals, marine life, reptiles, amphibians and insects represented in self-
                         assembled, molded or plush replicas
 . Apparel                distinctive T-shirts, hats and kits for ties and scarves
 . Astronomy              telescopes, star finder charts, instructional models, solar system charts and mobiles
 . Biology                microscopes, related labware, books for reference and science projects, petri dishes, microscope sets and slide sets
 . Bird Watching          binoculars, feeders, houses, field identification guides, bird calls and books
 . Botany & Garden        fountains, seed kits, figurines, plant growing kits, garden sculpture, wind chimes
     Accessories         and bells
 . Chemistry              experiment kits, science project resources, technical labware and reference books
 . Dinosaurs              molded replicas, models, puzzles, games, books and kits
 . Flight                 model rocketry, kites, boomerangs and flight discs
 . Food Making            kits for making chewing gum, chocolate, soda and flavored vinegar
 . Geography              compasses, hiking staffs, educational puzzles, games and maps
 . Geology                quality mineral and fossil collectibles for the beginner to serious collectors
 . Glow in the Dark       astronomical and animal designs
 . Impulse                fascinating pick-up items, including spinning tops, keychains, magnets and travel puzzles
 . Jewelry                natural gemstone, titanium, glass and nature images
 . Magnetism              magnets, building kits, floating tops and science project kits
 . Nostalgia              old-fashioned toys and games
 . Optics                 magnifiers, a wide range of kaleidoscopes and teleidoscopes
 . Physics                traditional construction sets and robotic models
 . Plush                  stuffed animals
 . Puzzles and Games      jigsaw puzzles, brainteasers, travel games and other board games
 . Recorded Music         music with enhancements of nature sounds, music for relaxation and Celtic music
 . Relaxation             massage tools, books, aromatherapy, reflexology and stress management
 . Weather                weather instruments, solar kits, umbrellas and reference books

  Offering quality products at fair prices is a key element in the Company's business strategy. The Company does not engage in frequent storewide sales or price mark-downs and it believes it uses sales and price mark-downs to a lesser degree than other retailers.

  The price range of products carried by World of Science stores generally vary from less than $1.00 to $1,000. The average customer transaction in fiscal 1998 was $23.77 for the five-weeks ending December 26, 1998 and was $18.46 for the entire fiscal year, as compared to $21.96 for the five-weeks ending December 27, 1997 and $17.18 for the entire fiscal 1997.

Purchasing and Distribution

  The Company purchases its products from over 450 sources and is continually in search of additional suppliers. The Company's merchandising team includes the Company's President, Vice President of Operations and Merchandising Manager. This team and other representatives of the Company attend trade shows to identify potential new product sources. The Company's top 20 product sources accounted for 51.3% of total purchases in fiscal 1998, and 45.2% of total purchases in fiscal 1997. There is currently one supplier, Ty, Inc., who furnished product which represented 12.8% of sales in fiscal 1998. No single supplier furnished products representing more than 6.2% of sales in fiscal 1997.

  Inventory levels for each store, both on a SKU and dollar level, are monitored weekly, with automatic replenishment orders made through the Company's management information systems. This is accomplished based on a pre-determined, maximum/minimum SKU stocking control system. Maximum/minimum SKU inventory levels are reviewed and, if warranted, adjusted on a seasonal basis, most notably in preparation for the year-end holiday selling season, and are closely monitored for Company-wide stock reordering and initial holiday orders. The Company typically ships products by ground freight for new store inventory stocking or existing store replenishment orders. Replenishment orders are typically filled within three days.

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

  The Company's store operations are managed by its Vice President of Operations, who oversees a staff consisting of two regional managers, twelve district managers and four area managers. The regional managers oversee the Company's district managers, who, in turn, may supervise one or more area managers. District managers also oversee specific stores that are not managed by area managers. District and area managers are responsible for all aspects of the operations of stores in defined market areas. World of Science stores are generally staffed with one store manager, and permanent stores typically also have an assistant store manager. Store managers are responsible for many aspects of store operations, including store staffing and development, visual presentation and shrinkage control. However, merchandise replenishment is controlled centrally, to ensure adequate inventory levels, consistent with the rate of sale at each store. All store management personnel are paid on a salary basis and, as an incentive to increase sales, are eligible to receive bonuses based on the store's sales performance during each fiscal year. World of Science stores have a sales staff of approximately eight hourly employees in permanent stores and approximately five hourly employees in seasonal stores. The number of hourly employees increases to about 20 in permanent stores and 10 in seasonal stores during the holiday selling season.

  Permanent stores contain on average 2,000 square feet of selling space and offer approximately 2,600 SKUs. The Company's permanent stores have an upscale design which generally includes mahogany and brass fixturing, river-rock and wood store facades and open product displays that encourage customers to experiment and play with the merchandise. The Company periodically evaluates its permanent store format to assure an upscale, modern appearance with eye-catching window displays. Starting in 1997, the Company began updating its store format to include more open storefronts and brighter interior spaces. Although the Company generally ensures that all of its permanent stores employ the Company's upscale decorative style, the Company may use less expensive facades and fixtures to adapt to particular malls and markets. On average, the Company has refurbished its permanent stores every three years.

  Seasonal stores are typically opened in sites requiring minimal build-out and are fixtured with wall systems and merchandise displays that can be disassembled and re-used in other seasonal store locations. Seasonal stores also carry lower inventory levels than permanent stores. A typical seasonal store carries about 75% of the SKUs featured in the Company's permanent stores and averages approximately 1,500 square feet of selling space. Seasonal stores operate on month-to-month or short-term leases of up to three years. The lead time in opening a seasonal store is substantially shorter than the lead time for permanent stores, enabling the Company to react quickly to market opportunities.

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

Management Information Systems

  The Company uses an IBM AS/400 (model 620) for its management information systems, which handles all major informational requirements of the Company's business, including sales, warehousing and distribution, purchasing, inventory control, merchandise planning and replenishment as well as various accounting functions. At the store level, the Company uses a point-of-sale computer system with the capability to provide sales data and to maintain perpetual inventory data on a per-SKU basis. All software applications which run on the AS/400 are licensed by World of Science and have been customized according to Company specifications.

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

Employees

  As of January 30, 1999, the Company employed approximately 1,225 active employees. The Company regularly supplements its work force with a significant number of part-time employees during the holiday selling season. Substantially all of the Company's part-time employees work at the store level. None of the Company's employees are represented by labor unions and the Company believes its employee relations are very good.

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

  At January 30, 1999, the Company operated 74 permanent stores and 71 seasonal stores in 29 states. The permanent stores occupied 170,321 gross square feet of leased space, with the stores ranging in size from 1,000 to 3,200 square feet. The Company's permanent stores typically have lease terms ranging from seven to ten years, and the lease terms for existing permanent stores expire between 2000 and 2009. Seasonal stores have lease terms ranging from month-to-month to three years. The Company's store leases generally provide for percentage rent based upon sales.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
             MATTERS

   World of Science, Inc. Common Stock, $.01 par value, is traded on The Nasdaq Stock Market/sm/ under the symbol WOSI. The following quotations are furnished by Nasdaq for the periods indicated. These quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

             First            Second             Third         Fourth
            Quarter           Quarter           Quarter        Quarter
           --------           -------           -------        -------
1998    3 3/4 - 2 1/16    3 1/2 - 2 7/16     2 3/4 - 1 7/8    3 7/8 - 2 1/16
1997          N/A          6 1/2 - 6(1)    6 19/32 - 4 17/6   5 1/4 - 2 1/16

___________________

(1) Market prices reflected are for the period of July 8, 1997 (date Company's initial public offering commenced) through August 2, 1997 (date second quarter of fiscal 1997 ended).

   As of April 16, 1999, there were approximately 119 holders of record of the Company's Common Stock and approximately 1,373 beneficial holders.

   The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 7 to our financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements.

ITEM 6.      SELECTED FINANCIAL DATA

                                                                                Fiscal Year Ended
                                                                                -----------------
                                              January 30,      January 31,       February 1,     January 28,     January 29,
                                                 1999             1998               1997           1996             1995
                                             ------------     -----------       -------------   ------------     -----------
                                                            (in thousands, except per share and store operating data)
Statement of Income Data:
 Net sales .............................     $    60,709      $    54,259      $    44,563      $    37,265      $    31,335
 Cost of sales and occupancy expenses ..          40,473           35,922           28,630           23,957           20,788
                                             -----------      -----------      -----------      -----------      -----------
 Gross profit ..........................          20,236           18,337           15,933           13,308           10,547
 Selling, general and administrative
 Expenses ..............................          17,452           15,158           12,593           10,680            9,048
                                             -----------      -----------      -----------      -----------      -----------
 Operating income ......................           2,784            3,179            3,340            2,628            1,499
 Interest expense, net .................             265              237              394              418              320
                                             -----------      -----------      -----------      -----------      -----------
 Income before income taxes ............           2,519            2,942            2,946            2,210            1,179
 Income tax expense ....................             999            1,182            1,210              906              460
                                             -----------      -----------      -----------      -----------      -----------
 Net income ............................     $     1,520      $     1,760      $     1,736      $     1,304      $       719
                                             ===========      ===========      ===========      ===========      ===========
 Net income per share:
  Basic ................................     $      0.31      $      0.40      $      0.50      $      0.37      $      0.21
                                             ===========      ===========      ===========      ===========      ===========
  Diluted (2) ..........................     $      0.31      $      0.40      $      0.49      $      0.35      $      0.20
                                             ===========      ===========      ===========      ===========      ===========

Store Operating Data:
 Selected Permanent Store Data:
  Number of stores at beginning of period             56               44               37               33               27
  Number of stores at end of period ....              74               56               44               37               33
  Total net sales ......................      $38,830,00       $30,055,00       $23,998,00       $20,241,00      $16,178,000
  Percentage increase in comparable
    store net sales(3)(4) ..............             4.4%             1.5%             3.5%             3.1%             2.9%
  Total square footage at end of period(5)       123,678           94,348           75,182           65,048
  Average net sales per square foot(3)(5)            260      $       262      $       275      $       272      $       274
  Average net sales per store (3)(5) ...     $   580,000      $   572,000      $   575,000      $   544,000      $   532,000
Selected Seasonal Store Data:
  Number of stores at beginning of period             60               62               37               40               26
  Peak number of stores during period(6) .           101              101               85               71               89
  Total net sales ......................      $21,879,00       $24,204,00       $20,565,00       $17,019,00      $15,113,000


                                              January 30,      January 31,       February 1,     January 28,     January 29,
                                                 1999             1998               1997           1996             1995
                                             ------------     -----------       -------------   ------------     -----------
                                                                                (in thousands)
Balance Sheet Data:
 Cash and cash equivalents ..............    $     3,543      $     6,742      $     2,014      $     1,620      $       655
 Working capitals .......................         12,266           14,819            5,818            4,972            4,479
 Total assets ...........................         26,164           25,432           15,274           12,855           10,615
 Total debt, including capital lease
   Obligations ..........................            176              410              370              437              563
 Stockholders' equity ...................         21,823           20,952           10,480            8,745            7,441

(1) The fiscal year ended February 1, 1997 consisted of 53 weeks as compared with 52 weeks in all other years presented.
(2) Computed based on the weighted average number of shares of common stock and common stock equivalents, calculated using the treasury stock method. For fiscal 1994 and 1995, the weighted average number of shares includes 654,550 shares owned by the Company's Chairman which were subject to an option granted by him to the Company's former President, which option terminated unexercised on January 17, 1996. The 654,550 shares were considered in the diluted net income per share calculation as common stock equivalents issued by the Company for those fiscal years.
(3) Percentage increase in comparable store net sales, average net sales per square foot and average net sales per store are adjusted to reflect a 52-week year for all years presented.
(4) A comparable store is defined as a permanent store which was open as a permanent store for at least one full fiscal year as of the beginning of the fiscal year.
(5) Average net sales per square foot and average net sales per store include only stores open for the entire fiscal period. Total square footage at end of period reflects the gross leased space of permanent stores open at the end of the period.
(6) Reflects the greatest number of seasonal stores open at any one time during the period, which is historically during the fourth quarter of a fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The Company is a leading specialty retailer of a variety of traditional and distinctive science and nature products. The Company's sales have grown from $31.3 million in fiscal 1994 to $60.7 million in fiscal 1998, primarily due to the Company's store expansion program and, to a lesser extent, increases in comparable store net sales. The Company's retail establishments consist of permanent and seasonal stores. Permanent World of Science stores are open year-round under long-term leases, contain an average of 2,000 square feet of selling space, maintain approximately 2,600 SKUs in inventory, and are characterized by an upscale store facade and interior package. Seasonal stores are open during the holiday selling season, or for an extended period beyond the holiday selling season, under shorter term leases with terms ranging from month-to-month to three years. Seasonal stores contain an average of 1,500 square feet of selling space, maintain approximately 1,950 SKUs in inventory and are typically located in available in-line mall space. The cost of opening seasonal stores is substantially lower and the lead time is substantially shorter than those associated with permanent stores.

  Since the Company's opening of its first World of Science store in 1984, the Company has expanded to 74 permanent stores as of January 30, 1999. Since opening its first seasonal store in fiscal 1992, the Company has increased the use of this store format, operating 101 seasonal stores during the fiscal 1998 holiday selling season. The Company strives to maintain an appropriate balance between permanent stores and seasonal stores, taking into account such factors as management time demands, return on investment and site availability. While the Company will continue its active program of seasonal store operations, it is placing greater emphasis on the opening of new permanent stores. The Company opened 20 new permanent stores and closed two permanent stores in fiscal 1998, twelve new permanent stores were opened in fiscal 1997, and seven new permanent stores were opened in fiscal 1996. The Company presently anticipates opening a total of 15 new permanent stores in fiscal 1999, four of which had been opened as of April 30, 1999. The Company operated 101 seasonal stores during the fiscal 1998 holiday selling season and anticipates operating approximately 100 seasonal stores during the fiscal 1999 holiday selling season.

  The Company's business is subject to substantial seasonal variations. Historically, a significant portion of the Company's sales and all of its net income have been realized during the months of November and December, and net sales have generally been significantly lower from January through October, resulting in losses in the first three quarters. The Company expects that, given its dependence on the holiday selling season, it will continue to experience losses in the first three fiscal quarters. In addition, as a result of the Company's planned expansion, management believes that the Company may experience greater losses in the first three quarters of fiscal 1999 than it has experienced over the past two years.

  Sales consist almost entirely of merchandise purchased by customers in the Company's stores. The Company's cost of sales and occupancy expenses include the cost of operating the distribution center and other expenses associated with acquiring inventory. Selling, general, and administrative expenses include non-occupancy store expenses and administrative overhead expenses. The Company recognizes all expense associated with the opening of new permanent and seasonal stores as they are incurred, with the exception of leasehold improvements and fixtures, which are capitalized. The cost of closing stores is expensed in the period in which the decision to close the store is made. The Company closed two permanent stores in fiscal 1998.

     A comparable store is a permanent store which has been open as a permanent store for at least one full fiscal year as of the beginning of the fiscal year. Comparable store net sales increases for fiscal 1998, 1997, and 1996, were 4.4%, 1.5% and 3.5%, respectively. The number of comparable stores in fiscal 1998, 1997, 1996, was 43, 37 and 33 respectively. Average net sales per square foot declined in fiscal 1998 due to lower sales per square foot in new permanent stores opened in fiscal 1997. Average sales per store increased in fiscal 1998 due to the operation of larger stores opened in fiscal 1997.

  The seasonal store program, which began in 1992, allows the Company to expand its presence in the marketplace and take advantage of available in-line mall retail space with minimal capital investment. Over the years the program has made significant contributions to both sales and earnings while providing a good testing ground for new permanent store locations. In fiscal 1997 and 1998 the Company experienced a decline in the quality of available space in its seasonal store program due to a lack of space available in the better malls, and increased competition from other retailers vying for available mall locations during the holiday selling season. As a result of the recent trends associated with its seasonal store program, along with the availability of proceeds of the initial public offering in July, 1997, the Company has accelerated its plans to emphasize more rapid growth in its permanent store base, in order to become less dependent on the availability of seasonal store locations from year to year to achieve significant sales growth.

  The Company's sales were favorably impacted in fiscal 1998 and 1997 by the popularity of particular plush products. For fiscal 1998 plush sales accounted for 12.8% of total sales as compared to 4.4% in fiscal 1997. The impact on fiscal 1998 was greater due in part to a special one-time purchase of fast selling plush items which had a positive effect on both sales and operating results during the third quarter of fiscal 1998.

Results of Operations

  The following table sets forth, for the fiscal years indicated, certain financial data as a percentage of sales. Results for any one or more periods are not necessarily indicative of future results.

                                                             Percentage of Net Sales
                                                              for Fiscal Year Ended
                                                   --------------------------------------------
                                                    January 30,     January 31,    February 1,
                                                        1999           1998           1997
                                                   --------------  -------------  -------------
Net Sales........................................          100.0%         100.0%         100.0%
Cost of sales and occupancy expenses.............           66.7           66.2           64.2
                                                           -----          -----          -----
Gross profit.....................................           33.3           33.8           35.8
Selling, general and administrative expenses.....           28.7           27.9           28.3
                                                           -----          -----          -----
Operating income.................................            4.6            5.9            7.5
Interest expense, net............................            0.4            0.5            0.9
                                                           -----          -----          -----
Income before income taxes.......................            4.2            5.4            6.6
Income tax expense...............................            1.7            2.2            2.7
                                                           -----          -----          -----
Net income.......................................            2.5%           3.2%           3.9%
                                                           =====          =====          =====


Comparison of Fiscal 1998 to Fiscal 1997

Sales. Sales increased to $60.7 million from $54.3 million, an increase of $6.4 million, or 11.9%. Of this increase in sales: $7.6 million was attributable to twenty new permanent stores opened during fiscal 1998 and twelve permanent stores in operation for less than one year as of the beginning of fiscal 1997; $1.1 million was attributable to increased comparable store sales. These increases were partially offset by seasonal store sales declining $2.3 million due to lower average seasonal store sales and the operation of fewer seasonal stores. Comparable store sales for the Company's permanent stores increased 4.4% in fiscal 1998.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses increased to $40.5 million from $35.9 million, an increase of 12.7%. As a percentage of sales, it increased to 66.7% from 66.2%. The dollar increase was due to increased store occupancy costs from more stores in operation in fiscal 1998 and increased costs of sales due to higher sales. The percentage of sales increase was due to increased store occupancy costs being spread over a lower than expected sales base caused by a decline in average seasonal store sales in 1998. Margins for products sold increased .7% due to favorable purchasing, particularly of overseas products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.5 million from $15.2 million, an increase of 15.1%. As a percentage of sales, it increased to 28.7% from 27.9%. The dollar increase was due to supporting higher sales levels and an increased number of stores in fiscal 1998. The percentage of sales increase was due to increased selling, general and administrative expenses being spread over a lower than expected sales base caused by a decline in average seasonal store sales in 1998.

Interest Expense, Net. Net interest expense increased to $265,000 in fiscal 1998 from $237,000 in fiscal 1997, primarily as a result of higher average borrowings during fiscal 1998.

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

  Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses increased to $35.9 million from $28.6 million, an increase of 25.5%. As a percentage of sales, it increased to 66.2% from 64.2%. The dollar increase was due to increased store occupancy costs from more stores in operation in fiscal 1997 and increased costs of sales due to higher sales. The percentage of sales increase was due to increased store occupancy costs being spread over a lower than expected sales base caused by a decline in average seasonal stores sales in 1997. Margins for products sold were relatively unchanged.

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

  Interest Expense, Net. Net interest expense decreased to $237,000 in fiscal 1997 from $394,000 in fiscal 1996, primarily as a result of proceeds from the Company's initial public offering in July 1997, which reduced average and seasonal peak borrowings for fiscal 1997.

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

  The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow from operations amounted to $2.6 million in fiscal 1998 as compared to cash flow used in operations of $1.2 million in fiscal 1997. This was due to decreased levels of inventories and other working capital items. Inventory levels decreased in fiscal 1998 to offset the significant increase incurred in fiscal 1997.

  The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $16.0 million, or 40% to 70% of the Company's inventory book value depending on the time of year. The line expires on February 28, 2000 and bears interest at the bank's prime rate. The credit agreement for this line of credit prohibits the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $300,000 in the aggregate in any fiscal year. As of January 30, 1999, there were no amounts outstanding under this line of credit. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

  Maximum borrowings under the Company's revolving line of credit peaked at $13.6 million, $8.7 million, and $11.5 million during fiscal 1998, fiscal 1997, and fiscal 1996, respectively, and averaged $3.9 million, $2.7 million, and $4.2 million, respectively, for those fiscal years.

  The Company also has an available line of credit for up to $2.0 million for multiple term loans to be used for leasehold improvements and equipment. Under this line, no amounts were outstanding at January 30, 1999. As of January 30, 1999, outstanding capital lease obligations and total debt amounted to $176,000, all of which represented capital lease obligations. The capital lease obligations have terms expiring in fiscal 2001.

  In March, 1999 the Company received a three-year commitment from its lender which provides for a revolving credit facility of up to $24.0 million to be used for inventory financing, new store construction and general corporate purposes. It is expected that the new bank agreement will be in place sometime in the second quarter of fiscal 1999.

  The capital expenditures associated with the opening of new permanent stores range from $200,000 to $370,000 per store, before landlord build-out allowances, if any, which vary from site to site. In addition, the Company initially stocks each new permanent store with approximately $90,000 to $100,000 of inventory, with peak inventory levels during the holiday selling season reaching approximately $150,000 per store. The capital expenditures associated with opening a seasonal store are nominal as these stores require minimal build-out and utilize reusable fixtures. Each seasonal store is initially stocked with approximately $50,000 of inventory, with peak inventory levels during the holiday selling season reaching approximately $80,000 per store. It typically takes 4 to 6 months from the time a lease is executed to the opening of a permanent store for business. The lead time for a seasonal store is substantially shorter. Pre-opening expenses for both permanent and seasonal stores are minimal, and are expensed as incurred.

  Capital expenditures in fiscal 1998, net of landlord build-out allowances, were $4.9 million, as compared to $2.6 million in fiscal 1997. The Company anticipates capital expenditures of approximately $3.4 million in fiscal 1999. In addition to the cost of new store construction, the Company expects to make capital expenditures of approximately $200,000 to upgrade its main computer system.

  In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for a period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 318,800 shares in the third quarter of fiscal 1998 for $649,000. In December 1998, the Company's Board of Directors authorized and received bank approval for a second repurchase program of up to $650,000 of the Company's common stock under terms similar to the previous stock repurchase program.

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

  The Company relies on computer-based technology and utilizes a variety of third-party hardware and software. The Company's retail functions, such as merchandise procurement and distribution, inventory management, point of sale systems and credit card account servicing exclusively use third-party software. The Company's administrative functions, such as accounting, payroll and human resource management also exclusively use third-party software. Third parties with whom the Company has commercial relationships, including merchandise vendors, banks, telecommunications services, and utilities are also highly reliant on computer-based technology.

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

The Company's Compliance Program

Third-Party Information Technology Systems

The Company has instituted a strategy of identifying and addressing Year 2000 issues affecting third-party information technology systems used by the Company which includes contacting all third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant. The Company has received Year 2000 compliant versions of almost all third-party software and is currently engaged in developing contingency plans as to third-party software used by the Company in respect of which the Company has not received adequate assurance of compliance to date.

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

Non-Information Technology (IT) Vendors and Suppliers

The Company procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States. As a part of its contingency planning effort, the Company has commenced making inquiries as to the Year 2000 readiness of selected vendors in order to identify any significant exposures that may exist and establish alternate sources or strategies where necessary.

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

The novelty and complexity of the issues presented and the proposed solutions thereof and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective.

Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. While the Company expects to be fully compliant with the Year 2000 with its own systems well in advance of the Year 2000, a material financial risk could result if the Company's vendors are unable to resolve such processing issues in timely manner.

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


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                            Page
                                                                                                                            -----
Independent Auditors' Report..............................................................................................     15

Balance Sheets as of January 30, 1999 and January 31, 1998................................................................     16

Statements of Income for the years ended January 30, 1999, January 31, 1998 and February 1, 1997..........................     17

Statements of Stockholders' Equity for the years ended January 30, 1999, January 31, 1998 and February 1, 1997............     18

Statements of Cash Flows for the years ended January 30, 1999, January  31, 1998 and February 1, 1997.....................     19

Notes to Financial Statements including supplementary data entitled
"Selected Quarterly Financial Data (Unaudited)"...........................................................................  20-28



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      None

INDEPENDENT AUDITORS' REPORT


The Board of Directors
World of Science, Inc.:

  We have audited the accompanying balance sheets of World of Science, Inc. as of January 30, 1999 and January 31, 1998, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World of Science, Inc. as of January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended January 30, 1999, in conformity with generally accepted accounting principles.


                                         KPMG LLP

Rochester, New York
March 15, 1999

                            WORLD OF SCIENCE, INC.

                                BALANCE SHEETS



                                                                                           January 30,          January 31,
                                                                                               1999                1998
                                                                                       --------------------  -----------------
                                       Assets
Current assets:
  Cash and cash equivalents..........................................................          $ 3,543,028         $ 6,742,061
  Accounts receivable................................................................              442,883             113,488
  Inventories........................................................................           10,224,528          10,404,033
  Prepaid expenses and other current assets..........................................              739,326             532,631
  Deferred income taxes..............................................................              664,000             551,000
                                                                                               -----------         -----------
     Total current assets............................................................           15,613,765          18,343,213

Property, equipment and leasehold improvements, net..................................            9,678,485           6,430,674
Deferred income taxes................................................................              872,000             658,000
                                                                                               -----------         -----------
     Total assets....................................................................          $26,164,250         $25,431,887
                                                                                               ===========         ===========

                            Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt.............................................          $        --         $    68,695
  Current installments of obligations under capital leases...........................               93,606             165,652
  Accounts payable...................................................................            1,362,163           1,319,534
  Accrued expenses...................................................................              496,606             408,838
  Accrued sales taxes................................................................              150,499             161,332
  Income taxes payable...............................................................            1,245,178           1,400,351
                                                                                               -----------         -----------
     Total current liabilities.......................................................            3,348,052           3,524,402

Obligations under capital leases, excluding current installments.....................               82,148             175,837
Accrued occupancy expense............................................................              911,049             779,451
                                                                                               -----------         -----------
     Total liabilities...............................................................            4,341,249           4,479,690
                                                                                               -----------         -----------

Commitments and contingencies (notes 5, 7, 9 and 12)

Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares;
    no shares issued and outstanding.................................................                   --                  --
  Common stock, $.01 par value. Authorized 10,000,000 shares;
    issued 5,079,955 shares..........................................................               50,800              50,800
  Additional paid-in capital.........................................................           11,398,143          11,398,143
  Retained earnings..................................................................           11,023,483           9,503,254
  Treasury stock, 318,800 shares at cost.............................................             (649,425)                 --
                                                                                               -----------         -----------
     Total stockholders' equity......................................................           21,823,001          20,952,197
                                                                                               -----------         -----------
     Total liabilities and stockholders' equity......................................          $26,164,250         $25,431,887
                                                                                               ===========         ===========



                See accompanying notes to financial statements.

                             WORLD OF SCIENCE, INC.

                              STATEMENTS OF INCOME

                                                                                                  Year Ended
                                                                           --------------------------------------------------------
                                                                             January 30,        January 31,         February 1,
                                                                                 1999               1998                1997
                                                                           ----------------  ------------------  ------------------
Net sales................................................................       $60,709,470         $54,259,279         $44,562,851
Cost of sales and occupancy expenses.....................................        40,472,690          35,922,111          28,629,721
                                                                                -----------         -----------         -----------
  Gross profit...........................................................        20,236,780          18,337,168          15,933,130
Selling, general and administrative expenses.............................        17,452,990          15,157,933          12,592,779
                                                                                -----------         -----------         -----------
  Operating income.......................................................         2,783,790           3,179,235           3,340,351
Interest expense, net....................................................           264,561             237,106             394,505
                                                                                -----------         -----------         -----------
  Income before income taxes.............................................         2,519,229           2,942,129           2,945,846
Income tax expense.......................................................           999,000           1,182,000           1,210,000
                                                                                -----------         -----------         -----------
  Net income.............................................................       $ 1,520,229         $ 1,760,129         $ 1,735,846
                                                                                ===========         ===========         ===========

  Net income per share - basic...........................................       $      0.31         $      0.40         $      0.50
                                                                                ===========         ===========         ===========

  Net income per share - diluted.........................................       $      0.31         $      0.40         $      0.49
                                                                                ===========         ===========         ===========




                See accompanying notes to financial statements.

                             WORLD OF SCIENCE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY






                                                      Common Stock      Additional                   Treasury        Total
                                                  --------------------    Paid-In       Retained       Stock      Stockholders'
                                                   Shares     Amount      Capital       Earnings      at Cost         Equity
                                                  ---------  ---------  ------------  ------------  ------------  --------------

Balance at January 28, 1996.....................  3,422,955    $34,230   $ 2,703,020   $ 6,007,279    $      --     $ 8,744,529
Net income......................................         --         --            --     1,735,846           --       1,735,846
                                                  ---------    -------   -----------   -----------  -----------     -----------
Balance at February 1, 1997.....................  3,422,955     34,230     2,703,020     7,743,125           --      10,480,375
Issuance of common stock at $6.00 per share,
 net of offering costs of $1,164,000............  1,640,000     16,400     8,659,593            --           --       8,675,993
Shares issued in connection with the exercise
 of stock options...............................     17,000        170        35,530            --           --          35,700
Net income......................................         --         --            --     1,760,129           --       1,760,129
                                                  ---------    -------   -----------   -----------  -----------     -----------
Balance at January 31, 1998.....................  5,079,955     50,800    11,398,143     9,503,254           --      20,952,197
Repurchase of common stock......................         --         --            --            --     (649,425)       (649,425)
Net income......................................         --         --            --     1,520,229           --       1,520,229
                                                  ---------    -------   -----------   -----------  -----------     -----------
Balance at January 30, 1999.....................  5,079,955    $50,800   $11,398,143   $11,023,483    $(649,425)    $21,823,001
                                                  =========    =======   ===========   ===========  ===========     ===========


                See accompanying notes to financial statements.

                             WORLD OF SCIENCE, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                           Year Ended
                                                                        January 30,       January 31,       February 1,
                                                                            1999              1998              1997
                                                                      ----------------  ----------------  ----------------
Cash flows from operating activities:
 Net income.........................................................      $ 1,520,229       $ 1,760,129       $ 1,735,846
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization.....................................        1,654,838         1,349,662         1,280,266
  Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable............................................         (329,395)          (59,149)           11,155
     Inventories....................................................          179,505        (3,476,996)         (955,196)
     Prepaid expenses and other current assets......................         (206,695)         (146,450)         (136,480)
     Deferred income taxes..........................................         (327,000)         (301,000)         (292,000)
    (Decrease) increase in:
     Accounts payable...............................................           42,629          (249,692)          215,353
     Accrued expenses...............................................           87,768          (227,466)          (36,352)
     Accrued sales taxes............................................          (10,833)           69,662             7,153
     Income taxes payable...........................................         (155,173)          (63,076)          456,328
     Accrued occupancy expense......................................          131,598           116,561           107,788
                                                                          -----------       -----------       -----------
       Net cash provided by (used in) operating activities..........        2,587,471        (1,227,815)        2,393,861
                                                                          -----------       -----------       -----------

Cash flows from investing activities -- capital
 expenditures, net of minor disposals...............................       (4,902,649)       (2,584,079)       (1,691,854)
                                                                          -----------       -----------       -----------

Cash flows from financing activities:
 Repurchase of common stock.........................................         (649,425)               --                --
 Net proceeds from issuance of common stock.........................               --         8,711,693                --
 Principal payments on long-term debt...............................          (68,695)          (68,922)          (63,918)
 Principal payments on capital leases...............................         (165,735)         (103,069)         (243,879)
                                                                          -----------       -----------       -----------

Net cash provided by (used in) financing activities.................         (883,855)        8,539,702          (307,797)
                                                                          -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents................       (3,199,033)        4,727,808           394,210
Cash and cash equivalents at beginning of year......................        6,742,061         2,014,253         1,620,043
                                                                          -----------       -----------       -----------
Cash and cash equivalents at end of year............................      $ 3,543,028       $ 6,742,061       $ 2,014,253
                                                                          ===========       ===========       ===========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest..........................................................      $   353,429       $   281,136       $   405,624
  Income taxes......................................................      $ 1,481,173       $ 1,559,077       $ 1,045,671
                                                                          ===========       ===========       ===========

Noncash investing and financing activity:
 Acquisition of equipment under a capital lease.....................      $        --       $   212,539       $   240,345
                                                                          ===========       ===========       ===========



                See accompanying notes to financial statements.

                             WORLD OF SCIENCE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    Three-Year Period Ended January 30, 1999

(1)  Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

  World of Science, Inc. (the Company), a Rochester, New York based corporation, markets and distributes a large variety of science and nature related products through its World of Science(R) retail stores, generally located in regional shopping malls in the eastern half of the United States.

  The Company currently operates 74 permanent World of Science stores, including 20 new permanent stores in fiscal 1998. Permanent stores typically operate under 7 to 10 year leases in mall locations.

  The Company also operated 101 World of Science seasonal stores during the fiscal 1998 holiday season of which 71 were still open at the end of fiscal 1998. Seasonal stores operate under shorter-term lease agreements ranging from month to month to three years. Although seasonal store leases do not include a long-term commitment with mall owners, management fully expects to renew or replace these leases for the fiscal 1999 holiday season.

 Fiscal Year

  Reference to a fiscal year refers to the calendar year in which such fiscal year commences. Accordingly, fiscal 1998 ended on January 30, 1999, fiscal 1997 ended on January 31, 1998 and fiscal 1996 ended on February 1, 1997.

  The Company's fiscal year ends on the Saturday closest to January 31. There were 52 weeks in fiscal year 1998, 52 weeks in fiscal 1997 and 53 weeks in fiscal 1996.

 Cash Equivalents

  Cash equivalents consist of amounts on deposit with banks and money market funds.

 Inventories

  Inventories, which consist of goods ready for retail sale are stated at the lower of weighted average cost or market.

 Treasury Stock

  Treasury stock is reported using the cost method.

 Property, Equipment and Leasehold Improvements

  Property, equipment and leasehold improvements are stated at cost. Depreciation is computed for book and tax purposes using straight-line and accelerated methods over the following periods:

 Furniture, equipment and temporary store fixtures...................  4-9 years
 Leasehold improvements..............................................  4-10 years (or lease term, if shorter)
 Truck...............................................................  4 years

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

                             WORLD OF SCIENCE, INC.

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

 Stock Option Plans

  Prior to fiscal 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, in fiscal 1996 which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings (loss) per share disclosures for employee stock option grants made in fiscal 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

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

  Basic net income per share for fiscal 1998, 1997 and 1996 was computed by dividing net income by the total of weighted average number of common shares outstanding during the period. Diluted net income per share reflects the effects of common stock issuable upon exercise of dilutive stock options and warrants.

                             WORLD OF SCIENCE, INC.

 Accounting Standards Pronouncements

  During 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of SFAS No. 130 does not impact the Company's financial statements.

  During 1998, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report certain financial and other information about key revenue-producing segments for which such information is available and utilized by the chief operating decision maker.

  Specific information to be reported for individual segments include profit and loss, certain revenue and expense items, and total assets. As a specialty retailer the Company's operations involve the marketing and distribution of science and nature related products through its retail stores. Management makes operating decisions and assesses performance based upon an ongoing review of each retail store performance, which constitute the Company's only operating segments for financial reporting purposes. Therefore, the adoption of SFAS No. 131 does not impact the Company's financial statements.

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

  In July 1997, the Company completed an initial public offering issuing 1,640,000 common shares at a price of $6 per share. The proceeds from the offering were $9,840,000 less offering expenses of approximately $1,164,000.

(3)  Treasury Stock

  During 1998, the Company's Board of Directors authorized two common stock repurchase programs of up to $650,000 each of the Company's common stock. In October 1998, the Company repurchased 318,800 shares of common stock for $649,425.

(4)  Property, Equipment and Leasehold Improvements

  A summary of property, equipment and leasehold improvements follows:

                                                                       January 30,         January 31,
                                                                          1999                 1998
                                                                      -------------      ----------------
   Leasehold improvements--open stores..............................    $10,706,098           $ 6,781,074
   Furniture, equipment and temporary store fixtures................      4,689,580             4,046,452
   Construction in progress - stores under construction.............        611,112               434,249
                                                                        -----------           -----------
                                                                         16,006,790            11,261,775
   Less accumulated depreciation and amortization...................      6,328,305             4,831,101
                                                                        -----------           -----------
                                                                        $ 9,678,485           $ 6,430,674
                                                                        ===========           ===========

  Construction allowances received from shopping mall developers totaling $1,332,248 and $1,050,463 in fiscal 1998 and 1997, respectively, have been recorded as reductions of leasehold improvements.

  Construction in progress at January 30, 1999 consists of leasehold improvements and fixtures for stores which will be opening in fiscal 1999. All stores with construction in progress at January 31, 1998 were opened during the year ended January 30, 1999.

                             WORLD OF SCIENCE, INC.

(5)  Lease Agreements

  The Company leases retail space for stores, warehouse space, and vans. The Company is granted concessions for certain leases related to retail space to offset the cost of leasehold improvements. The Company records the concessions as a reduction in the cost of leasehold improvements and charges gross rent expense on a straight-line basis over the initial term of the lease.

  The future minimum lease payments under noncancelable operating leases executed as of March 15, 1999 and the present value of future minimum capital lease payments as of January 30, 1999 are as follows:

                                                                          Capital         Operating
                                                                          Leases           Leases
                                                                      ---------------  ---------------
 Fiscal year:
     1999...........................................................         $ 98,148      $ 7,764,261
     2000...........................................................           73,044        5,563,032
     2001...........................................................           11,768        5,440,340
     2002...........................................................               --        5,133,764
     2003...........................................................               --        4,475,454
     After 2003.....................................................               --       15,396,759
                                                                             --------      -----------
     Total minimum lease payments...................................          182,960      $43,773,610
                                                                                           ===========

   Less amount representing interest................................            7,206
                                                                             --------

   Present value of net minimum capital lease payments..............          175,754

   Less current installments of obligations under capital leases....           93,606
                                                                             --------

   Obligations under capital leases, excluding current installme....         $ 82,148
                                                                             ========

  Certain lease agreements for retail space provide for contingent rental payments in excess of the minimum required payments if the specific store exceeds certain sales levels. Rent expense in excess of the minimum required amounts for the stores was $176,261, $257,739, and $212,559 for fiscal years 1998, 1997 and 1996, respectively.

  Total rent expense under all leases amounted to $11,163,190, $9,596,122, and $7,090,192 for fiscal years 1998, 1997 and 1996, respectively.

(6)  Income Taxes

  Income tax expense (benefit) for fiscal years 1998, 1997, and 1996, consists of the following:

                              Federal            State             Total
                          ----------------  ----------------  ----------------
  1998
    Current.............       $1,051,000          $275,000        $1,326,000
    Deferred............         (263,000)          (64,000)         (327,000)
                               ----------          --------        ----------
                               $  788,000          $211,000        $  999,000
                               ==========          ========        ==========
  1997
    Current.............       $1,151,000          $332,000        $1,483,000
    Deferred............         (250,000)          (51,000)         (301,000)
                               ----------          --------        ----------
                               $  901,000          $281,000        $1,182,000
                               ==========          ========        ==========
  1996
    Current.............       $1,163,000          $339,000        $1,502,000
    Deferred............         (242,000)          (50,000)         (292,000)
                               ----------          --------        ----------
                               $  921,000          $289,000        $1,210,000
                               ==========          ========        ==========

                             WORLD OF SCIENCE, INC.

  A reconciliation of the expected tax expense, computed by applying the statutory income tax rate of 34% to income before income taxes, to the actual income tax expense follows:

                                                             1998             1997             1996
                                                        --------------  ----------------  --------------
  Computed expected tax expense.......................       $852,000        $1,000,000      $1,002,000
  State taxes, net of federal benefit.................        139,000           185,000         191,000
  Other, net..........................................          8,000            (3,000)         17,000
                                                             --------        ----------      ----------
                                                             $999,000        $1,182,000      $1,210,000
                                                             ========        ==========      ==========
     Effective tax rate...............................           39.7%             40.2%           41.0%
                                                             ========        ==========      ==========

  The significant components of deferred tax assets are presented below:

                                                      January 30,        January 31,
                                                         1999               1998
                                                     -------------      -------------
 Deferred tax assets:
     Inventory.....................................     $  619,000         $  515,000
     Accrued occupancy expense.....................        364,000            320,000
     Depreciation..................................        535,000            339,000
     Other.........................................         18,000             35,000
                                                        ----------         ----------
        Total gross deferred tax assets............      1,536,000          1,209,000
     Less valuation allowance......................             --                 --
                                                        ----------         ----------
        Net deferred tax assets....................     $1,536,000         $1,209,000
                                                        ==========         ==========

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

(7)  Lines of Credit

  The Company has an available revolving line of credit totaling $16,000,000 with interest at the equivalent of the prime rate. Total amounts outstanding under this facility are limited at all times to a maximum of the book value of inventory ranging from 40% to 70% depending on the time of year. There were no borrowings outstanding under this arrangement as of January 30, 1999 and January 31, 1998.

  The Company pays a commitment fee on the unused portion of the revolving lines of credit which is calculated at a rate of 1/4 of 1.0%. The lines are collateralized by warehouse and store inventory.

  The revolving line of credit includes sublimits of $16,000,000 for banker acceptances and $2,000,000 for import letters of credit. At January 30, 1999 and January 31, 1998 no banker acceptances were outstanding, and the Company was contingently liable under outstanding letters of credit of $15,040 and $28,272, respectively.

  The lines of credit contain restrictive covenants including requirements to achieve certain financial ratios involving levels of net income, stockholders equity, and inventory. The covenants restrict the Company from declaring any dividends on common stock or purchasing, redeeming or retiring any of its common stock in excess of $650,000 in aggregate in any fiscal year. The Company was in compliance with such covenants at January 30, 1999.

  The maximum outstanding balance under this line of credit during fiscal years 1998 and 1997 was $13,600,000 and $8,705,000, respectively. The average balance outstanding was $3,886,000 and $2,722,000 for fiscal 1998 and 1997, respectively.

                             WORLD OF SCIENCE, INC.

  On March 10, 1999, the Company received an increased revolving line of credit commitment from its lender. The three-year commitment provides for a revolving credit facility of $24,000,000, up from $16,000,000, to be used for inventory financing, new store construction and general corporate purposes.

(8)  Long-Term Debt

  The Company has an available $2,000,000 line for multiple term loans to be used for leasehold improvements and equipment. Any multiple term loans under this line will mature in 60 months and the available line expires in February 2000. Term loans originated under this line will bear interest at prime plus 0.5% or the Company may opt for a fixed rate. There were no borrowings outstanding under this line at January 30, 1999. The increase in the Company's revolving line of credit discussed in note 7 includes $4,000,000 for multiple term loans to be used for leasehold improvements and equipment.

(9)  Benefit Plans

  The Company does not currently offer and has not offered in the past, postemployment or postretirement benefits to its current or former employees, and accordingly, does not have a recorded liability for such benefits.

  The Company sponsors a 401(k) plan for all employees who have met certain eligibility requirements. The Company matches 50% of employee contributions to the plan up to a maximum match of 2.5% of employee compensation. For fiscal 1998, 1997 and 1996, total expenses under the plan were $60,250, $71,027, and $66,532, respectively.

(10)  Net Income Per Share

  Basic and diluted earnings per share for the years ended January 30, 1999, January 31, 1998, and February 1, 1997 are as follows:


                                                                  Net             Weighted             Earnings
                                                                Income         Average Shares         per Share
                                                                ------         --------------         ---------
For the Year Ended January 30, 1999
-----------------------------------
Basic EPS............................................          $1,520,229         4,947,246            $0.31
                                                                                                       =====
Dilutive effect of Outstanding Stock Options.........                                16,646
                                                                                  ---------
Diluted EPS..........................................          $1,520,229         4,963,892            $0.31
                                                               ==========         =========            =====

For the Year Ended January 31, 1998
-----------------------------------

Basic EPS............................................          $1,760,129         4,361,823            $0.40
                                                                                                       =====
Dilutive effect of Outstanding Stock Options.........                                83,246
                                                                                  ---------
Diluted EPS..........................................          $1,760,129         4,445,069            $0.40
                                                               ==========         =========            =====

For the Year Ended February 1, 1997
-----------------------------------

Basic EPS............................................          $1,735,846         3,482,122            $0.50
                                                                                                       =====
Dilutive effect of Outstanding Stock Options.........                                39,675
                                                                                  ---------
Diluted EPS..........................................          $1,735,846         3,521,797            $0.49
                                                               ==========         =========            =====

                             WORLD OF SCIENCE, INC.

(11)  Stock Options and Warrants

  The Company has two Stock Option Plans (the Plans) for employees and directors. The Plans authorize the issuance of options to purchase up to 640,000 shares of the Company's common stock. The Plans provide for options which may be issued as qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, as well as nonqualified stock options.

  Options under the Plans are granted at the discretion of the Board of Directors. The exercise price of qualified incentive stock options under the Plans will not be less than the fair market value of the Company's stock at the date of grant, except in the case of an optionee owning more than 10% of the total combined voting power of all classes of stock of the Company, the price at which shares of stock may be purchased shall not be less than 110% of the fair market value. Options to the extent vested can be exercised immediately. The options expire five years from the date of grant for options granted to a person then owning more than 10% of the voting power of all common stock and ten years from the date of grant for all other non-employee directors, officers and employees. Stock appreciation rights may be granted in connection with stock options. Such rights are exercisable by the optionee at any time a related option could be exercised, and are payable in cash, common stock or any combination. The exercise of a stock appreciation right results in cancellation of the related option. No stock appreciation rights have been granted under the Plans.

  Options granted to employees in fiscal 1996 and thereafter vest 20% upon grant date with the remaining 80% vesting ratably over a four year period. Options granted to employees prior to fiscal 1996 and options granted to directors vested 100% upon grant date.

  At January 30, 1999, there were 380,000 shares available for grant under the Plans. No shares were granted during fiscal 1998. The per share weighted-average fair value of stock options granted during fiscal 1997 and 1996 were $1.13 and $4.37. The fair value of options at the date of grant was estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                              1998        1997         1996
                                           ----------  -----------  -----------
 Expected life (years)....................        --         5.0          5.0
 Dividend yield...........................        --          --           --
 Risk-free interest rate..................        --        6.00%        6.72%
 Expected volatility......................        --       73.31%       53.50%

  The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                        1998          1997
                                                    ----------     ----------
     Net income:
        As reported..........................       $1,520,229     $1,760,129
        Pro forma............................        1,464,362      1,700,529
     Net income per share -basic:
        As reported..........................       $     0.31     $     0.40
        Pro forma............................             0.30           0.39
     Net income per share -diluted:
        As reported..........................       $     0.31     $     0.40
        Pro forma............................             0.30           0.38

  Proforma net income reflects only options granted subsequent to January 28, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to fiscal 1996 is not considered.

                             WORLD OF SCIENCE, INC.

  The following is a summary of the change in options outstanding for fiscal 1998, 1997 and 1996:




                                                     Number of      Weighted Average
                                                      Options        Exercise Price
                                                 -----------------  ----------------
  Outstanding at January 28, 1996..............            70,000              $1.92
     Granted...................................           110,000               2.77
     Exercised.................................                --                 --
     Terminated................................           (15,000)              1.80
                                                          -------
  Outstanding at February 1, 1997..............           165,000               2.50
     Granted...................................            28,000               4.75
     Exercised.................................           (17,000)              2.10
     Terminated................................            (8,000)              3.00
                                                          -------
  Outstanding at January 31, 1998..............           168,000               2.89
     Granted...................................                --                 --
     Exercised.................................                --                 --
     Terminated................................                --                 --
                                                          -------
  Outstanding at January 30, 1999..............           168,000              $2.89
                                                          =======              =====

  At January 30, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:


                                     Options Outstanding                        Options Exercisable
                     ----------------------------------------------------  -----------------------------
                                    Weighted Average
 Range of Exercise                      Remaining        Weighted Average    Number     Weighted Average
      Prices         Outstanding    Contractual Life      Exercise Price   Exercisable   Exercise Price
-------------------  -----------    ----------------     ----------------  -----------  ----------------
$1.80 - 2.50              90,000         6 years                    $2.26       70,000             $2.13
$3.00 - 4.75              78,000         8 years                     3.63       44,800              3.60
                         -------  ---------------------             -----      -------             -----
                         168,000         7 years                    $2.89      114,800             $2.73
                         =======                                    =====      =======             =====


(12)  Legal Matters

  The Company is involved in routine litigation arising in the normal course of business. In the opinion of management, an adverse outcome to any of this litigation would not have a material effect on the financial condition or results of operations of the Company.

                             WORLD OF SCIENCE, INC.

(13)  Selected Quarterly Financial Data (Unaudited)

  Selected quarterly financial data for fiscal 1998 and 1997 follows (in thousands except per share data):

                                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter   Fiscal Year
                                   --------------  ---------------  --------------  ---------------  ------------
Fiscal 1998
-----------
Net sales........................        $ 7,863       $    8,593      $   10,594         $ 33,659      $ 60,709
Gross profit.....................          1,526            1,513           2,313           14,884        20,236
Operating income (loss)..........         (1,847)          (1,934)         (2,127)           8,691         2,783
Net income (loss)................         (1,079)          (1,177)         (1,384)           5,160         1,520
Net income (loss) per share:
  Basic..........................          (0.21)           (0.23)          (0.28)            1.08          0.31
  Diluted........................          (0.21)           (0.23)          (0.28)            1.08          0.31

Fiscal 1997
-----------
Net sales........................        $ 7,287       $    8,287      $    8,209         $ 30,476      $ 54,259
Gross profit.....................          1,557            1,780           1,450           13,550        18,337
Operating income (loss)..........         (1,444)          (1,369)         (2,327)           8,319         3,179
Net income (loss)................           (867)            (864)         (1,415)           4,906         1,760
Net income (loss) per share:
  Basic..........................          (0.25)       (0.22) (1)      (0.28) (1)         0.97 (1)      0.40 (1)
  Diluted........................          (0.25)       (0.22) (1)      (0.28) (1)         0.96 (1)      0.40 (1)


(1) Basic and diluted net income (loss) per share includes the effect of the initial public offering of securities in July 1997 as described in footnote
     2. The weighted average shares associated with this offering are as follows:

Second quarter 1997............................          457,143
Third quarter 1997.............................        1,629,890
Fourth quarter 1997............................        1,640,000
Fiscal year 1997...............................          931,759

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to directors and executive officers of the Company.

                                Name                                   Age   Position(s) Held
                                ----                                   ---   ----------------
Directors and Executive Officers
  Fred H. Klaucke....................................................   62   Chairman of the Board of Directors, President and
                                                                             Chief Executive Officer
  Charles A. Callahan................................................   49   Vice President of Finance, Chief Financial Officer and
                                                                             Assistant Secretary
  Christine M. Luchi.................................................   46   Vice President of Operations
  Richard B. Callen..................................................   56   Secretary, Director
  Thomas A. James....................................................   56   Director
  Patrick J. Fulford.................................................   52   Director

  Fred H. Klaucke is the founder of the Company and has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since its incorporation in 1969 and as President since 1996.

  Charles A. Callahan has served as Vice President of Finance and Chief Financial Officer of the Company since 1994, and as Assistant Secretary since 1992. Mr. Callahan joined the Company as Controller in 1992. He has over 25 years of experience in accounting and financial management including five years with KPMG LLP.

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

  Thomas A. James has served as a Director of the Company since 1992. Since 1969, Mr. James has served as the Chairman of the Board of Directors and Chief Executive Officer of both Raymond James & Associates, Inc., and its parent company, Raymond James Financial, Inc. Mr. James also serves as a Director of Heritage Family of Funds, Inc.

  Patrick J. Fulford has served as a Director of the Company since 1998. Since 1996, Mr. Fulford has served as Vice President, Finance and Customer Administration for Xerox Corporation's United States Customer Operations Organization. Prior to assuming his current position, Mr. Fulford held various positions with Xerox since 1970.

ITEM 11.     EXECUTIVE COMPENSATION

  The information required is incorporated by reference from the definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required is incorporated by reference from the definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated by reference from the definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a).     FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.


      1.     FINANCIAL STATEMENTS

             The following financial statements and supplementary data of the registrant and independent auditors' report on such financial statements are filed under Part II, Item 8.

                                                                                                                         Page
                                                                                                                         -----
Independent Auditors' Report...........................................................................................     15

Balance Sheets as of January 30, 1999 and January 31, 1998.............................................................     16

Statements of Income for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.......................     17

Statements of Stockholders' Equity for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.........     18

Statements of Cash Flows for the years ended January 30, 1999, January 31, 1998 and February 1, 1997...................     19

Notes to Financial Statements including supplementary data entitled
"Selected Quarterly Financial Data (Unaudited)"........................................................................  20-28


      2.     FINANCIAL STATEMENT SCHEDULES

             Schedules not listed above have been omitted because they are not applicable or are not required.

      3.     EXHIBITS

             A list of Exhibits required to be filed as part of this report is incorporated by reference on page 32 of this report.

      (b)    REPORTS ON FORM 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1998.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

    Date:     April 29, 1999               WORLD OF SCIENCE, INC.

                                       (Registrant)

                                       By: /S/  CHARLES A. CALLAHAN
                                          --------------------------------------
                                                Charles A. Callahan
                                              VICE PRESIDENT, FINANCE
                                 CHIEF FINANCIAL OFFICER AND ASSISTANT SECRETARY


       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                    SIGNATURE                                    TITLE
-----------------------------------------------        --------------------------------------

           /S/   FRED H. KLAUCKE
-----------------------------------------------        Chairman of the Board, President
             (Fred H. Klaucke)                          and Chief Executive Officer

         /S/   CHARLES A. CALLAHAN                     Vice President, Finance,
-----------------------------------------------        Chief Financial Officer, and Assistant
            (Charles A. Callahan)                      Secretary (Principal Accounting
                                                       and Financial Officer)

          /S/   RICHARD B. CALLEN
-----------------------------------------------        Director
             (Richard B. Callen)

          /S/   PATRICK J. FULFORD
-----------------------------------------------        Director
            (Patrick J. Fulford)

           /S/   THOMAS A. JAMES
-----------------------------------------------        Director
              (Thomas A. James)


Date:     April 29, 1999

                               INDEX TO EXHIBITS


Exhibit                                                                               Incorporated Herein     Filed
  No.      Description                                                                By Reference To         Herewith
-------    -----------                                                                ---------------         --------
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

3.2        Form of Bylaws of the Company, as amended.                                 Exhibit 3.2 to World of
                                                                                      Science, Inc's Fiscal
                                                                                      1997 Form 10-K Report

4          Specimen Certificate of Common Stock of the Company.                       Exhibit 4 to World of
                                                                                      Science, Inc's
                                                                                      Registration Statement
                                                                                      on Form S-1 (No.
                                                                                      333-25031)

10.1*      Employment Agreement dated February 1, 1996 by and between the             Exhibit 10.1 to World
           Company and Fred H. Klaucke.                                               of Science, Inc's
                                                                                      Registration Statement
                                                                                      on Form S-1 (No.
                                                                                      333-25031)

10.2*      Covenant Not-to-Compete and Non-Disclosure Agreement dated June, 1989 of   Exhibit 10.2 to World
           Fred H. Klaucke.                                                           of Science, Inc's
                                                                                      Registration Statement
                                                                                      on Form S-1 (No.
                                                                                      333-25031)

10.3*      1993 Employee Stock Option Plan of the Company.                            Exhibit 10.3 to World
                                                                                      of Science, Inc's
                                                                                      Registration Statement
                                                                                      on Form S-1 (No.
                                                                                      333-25031)

10.4*      1989 Incentive Stock Option Plan of the Company.                           Exhibit 10.4 to World
                                                                                      of Science, Inc's
                                                                                      Registration Statement
                                                                                      on Form S-1 (No.
                                                                                      333-25031)

10.5       Lease Agreement dated as of September 11, 1968 between the Company and     Exhibit 10.5 to World
           Genesee Valley Regional Market Authority, together with all amendments     of Science, Inc's
           thereto.                                                                   Registration Statement
                                                                                      on Form S-1 (No.
                                                                                      333-25031)

10.6       Lease Agreement dated as of March 29, 1994 between the Company and BF      Exhibit 10.6 to World
           Realty Investors Rochester II Limited Partnership.                         of Science, Inc's
                                                                                      Registration Statement
                                                                                      on Form S-1 (No.
                                                                                      333-25031)

10.7       Sublease dated as of March 31, 1997 between the Company and Tertrac        Exhibit 10.7 to World
           Associates.                                                                of Science, Inc's
                                                                                      Registration Statement
                                                                                      on Form S-1 (No.
                                                                                      333-25031)

11.1       Computation of Earnings Per Share.                                                                         X

23.1       Consent of KPMG LLP.                                                                                       X

27.1       Financial Data Schedule.                                                                                   X


* Plan or agreement pursuant to which the Company's officers or directors have received compensation.