Form 10-Q
period 1999-05-01
WORLD OF SCIENCE INC
filed 1999-06-15
CIK 1035977

                        COMPANY: WORLD OF SCIENCE, INC.
                                 TICKER: WOSI
                                EXCHANGE: NMS

                                FORM-TYPE: 10-Q

                          DOCUMENT DATE: May 1, 1999
                          FILING DATE: June 15, 1999

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended May 1, 1999

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

              YES   x                                            NO

Common stock outstanding as of May 31, 1999:  4,761,155 shares of common stock.

                            WORLD OF SCIENCE, INC.

                                     INDEX
                                                                   Page Number

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations ....................3

         Condensed Consolidated Balance Sheets...............................4

         Condensed Consolidated Statements of Cash Flows.....................5

         Notes to Condensed Consolidated Financial Statements................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................7-11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk - None

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities and Use of Proceeds - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K ..................................12

         SIGNATURE..........................................................13

                            WORLD OF SCIENCE, INC.,
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                               -----------------------------------------
                                                                   MAY 1,                    MAY 2,
                                                                    1999                      1998
                                                               --------------            --------------
NET SALES                                                      $        8,839            $        7,863

COST OF SALES AND OCCUPANCY EXPENSES                                    7,475                     6,337
                                                               --------------            --------------
            GROSS PROFIT                                                1,364                     1,526

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                              3,980                     3,373
                                                               --------------            --------------

                   OPERATING LOSS                                      (2,616)                   (1,847)

INTEREST INCOME (EXPENSE), NET                                             (6)                       49
                                                               --------------            --------------

LOSS BEFORE INCOME TAXES                                               (2,622)                   (1,798)

INCOME TAX BENEFIT                                                     (1,049)                     (719)
                                                               --------------            --------------

NET LOSS                                                       $       (1,573)           $       (1,079)
                                                               ==============            ==============

NET LOSS PER SHARE (BASIC)                                     $        (0.33)           $        (0.21)
                                                               ==============            ==============

NET LOSS PER SHARE (DILUTED)                                   $        (0.33)           $        (0.21)
                                                               ==============            ==============

          WEIGHTED AVERAGE SHARES (BASIC)                          4,761                     5,080
         WEIGHTED AVERAGE SHARES (DILUTED)                         4,761                     5,080


     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.
                                AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                            MAY 1,          JANUARY 30,            MAY 2,
                                                                            1999               1999                 1998
                                                                      ---------------     --------------     ---------------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                          $            87     $        3,543     $         1,880
   ACCOUNTS RECEIVABLE                                                            239                443                 212
   INVENTORIES                                                                 12,835             10,225              11,664
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                    1,039                739                 699
   TAXES RECEIVABLE                                                             1,049                                    719
   DEFERRED INCOME TAXES                                                          664                664                 551
                                                                      ---------------     --------------     ---------------
            TOTAL CURRENT ASSETS                                               15,913             15,614              15,725

PROPERTY, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                                                 10,444              9,678               7,252

DEFERRED INCOME TAXES                                                             872                872                 658
                                                                      ---------------     --------------     ---------------

TOTAL ASSETS                                                          $        27,229     $       26,164     $        23,635
                                                                      ===============     ==============     ===============

CURRENT LIABILITIES:
   LINE OF CREDIT                                                     $         2,685     $                  $
   CURRENT INSTALLMENTS OF LONG TERM DEBT                                                                                 45
   CURRENT INSTALLMENTS OF OBLIGATIONS
       UNDER CAPITAL LEASES                                                       119                 94                 175
   ACCOUNTS PAYABLE                                                             2,241              1,362               1,868
   ACCRUED EXPENSES                                                               814                647                 640
   INCOME TAXES PAYABLE                                                            15              1,245                  88
                                                                      ---------------     --------------     ---------------
            TOTAL CURRENT LIABILITIES                                           5,874              3,348               2,816

OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING
   CURRENT INSTALLMENTS                                                           167                 82                 133
ACCRUED OCCUPANCY EXPENSE                                                         938                911                 813
                                                                      ---------------     --------------     ---------------

TOTAL LIABILITIES                                                               6,979              4,341               3,762
                                                                      ---------------     --------------     ---------------

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE
     AUTHORIZED 5,000,000 SHARES;
     NO SHARES ISSUED AND OUTSTANDING
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;
     ISSUED 5,079,955 SHARES AT 5/1/99,
         1/30/99, AND  5/2/98                                                      51                 51                  51
   ADDITIONAL PAID-IN CAPITAL                                                  11,398             11,398              11,398
   RETAINED EARNINGS                                                            9,450             11,023               8,424
   TREASURY STOCK, 318,800 SHARES, AT COST                                       (649)              (649)
                                                                      ---------------     --------------     ---------------
            TOTAL STOCKHOLDERS' EQUITY                                         20,250             21,823              19,873
                                                                      ---------------     --------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        27,229     $       26,164     $        23,635
                                                                      ===============     ==============     ===============

     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                         ------------------------------------
                                                                              MAY 1,                MAY 2,
                                                                              1999                  1998
                                                                         --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                              $       (1,573)       $       (1,079)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                                 438                   325
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:
              ACCOUNTS RECEIVABLE                                                   204                   (99)
              INVENTORIES                                                        (2,610)               (1,260)
              PREPAID EXPENSES AND OTHER
                  CURRENTS ASSETS                                                  (300)                 (166)
              TAXES RECEIVABLE                                                   (1,049)                 (719)
         (DECREASE) INCREASE IN:
              ACCOUNTS PAYABLE                                                      879                   548
              ACCRUED EXPENSES                                                      167                    70
              INCOME TAXES PAYABLE                                               (1,230)               (1,312)
              ACCRUED OCCUPANCY EXPENSE                                              27                    33
                                                                         --------------        --------------
      NET CASH USED IN OPERATING ACTIVITIES:                                     (5,047)               (3,659)
                                                                         --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES, NET                                                     (1,047)               (1,146)
                                                                         --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM ADVANCES ON LINE OF CREDIT                                       2,685
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                                                   (24)
   PRINCIPAL PAYMENTS ON CAPITAL LEASES                                             (47)                  (33)
                                                                         --------------        --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         2,638                   (57)
                                                                         --------------        --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (3,456)               (4,862)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                            3,543                 6,742
                                                                         ==============        ==============
   END OF PERIOD                                                         $           87        $        1,880
                                                                         ==============        ==============

CASH PAID DURING PERIOD FOR:
   INTEREST                                                              $           21        $           13
   INCOME TAXES                                                          $        1,230        $        1,312
                                                                         ==============        ==============

NONCASH INVESTING AND FINANCING ACTIVITY:
   ACQUISITION OF EQUIPMENT UNDER A CAPITAL LEASE                        $          157        $       -
                                                                         ==============        ==============

     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

NOTE 1. - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made to present fairly the financial position and operating results for the unaudited periods. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K as most recently filed with the Securities and Exchange Commission.

Due to the seasonal nature of the Company's business, results for the first quarter of fiscal 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending January 29, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 78 permanent stores and 64 seasonal stores as of May 1, 1999, as compared to 60 permanent stores and 57 seasonal stores as of May 2, 1998. Four new permanent stores were opened in the first quarter of both fiscal 1999 and 1998. The Company had a net decrease of seven seasonal stores in the first quarter of fiscal 1999 as compared to a net decrease of five seasonal stores in the first quarter of fiscal 1998.

The Company's sales have been favorably impacted over the past fifteen months by the popularity of particular plush products. For the first quarter of fiscal 1999, plush sales accounted for 18.5% of total sales as compared to 19.9% in the first quarter of fiscal 1998.

Comparison of Three Months Ended May 1, 1999 to Three Months Ended May 2, 1998.

Sales. Sales increased to $8.84 million from $7.86 million, or 12.4%. Of the $980,000 increase in sales: $1.11 million was attributable to four new permanent stores opened during the first quarter of fiscal 1999 and twenty new permanent stores not in operation as of the beginning of the prior year. This was offset by a decline of $20,000 in comparable store sales and by seasonal store sales declining $110,000 due to lower average seasonal store sales. Comparable permanent store sales declined 0.4% for the thirteen-week period ended May 1, 1999.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses, which include distribution center costs and other expenses associated with acquiring inventory, increased to $7.48 million from $6.34 million, an increase of 18.0%. As a percentage of sales, it increased to 84.6% from 80.6%. The dollar increase was due to increased store occupancy expenses from more stores in operation in the first quarter of fiscal 1999 and increased cost of sales due to higher sales. The increase as a percentage of sales of 4.0% was attributable to a 5.6% increase in occupancy expenses caused by a decrease in average per store sales. This was offset by a 1.1% decline in product costs and a 0.5% decline in distribution center costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.0 million from $3.4 million, an increase of 18.0%. Selling, general and administrative expenses increased to support higher sales levels and an increased number of permanent and seasonal stores. As a percentage of sales, it increased to 45.0% from 42.9% primarily as a result of a decrease in average store sales.

Interest Income (Expense), Net. Net interest income (expense) amounted to net interest expense of $6,000 in the first quarter of fiscal 1999, as compared to net interest income of $49,000 in the first quarter of fiscal 1998. This fluctuation is primarily a result of earlier borrowings required in the first quarter of fiscal 1999 due to increased inventory purchases and lower cash balances at the beginning of the year.

Net Loss. Net loss increased to $1.57 million, or 17.8% of sales in the first quarter of fiscal 1999 from $1.08 million, or 13.7% of sales, in the first quarter of fiscal 1998.

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

     The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $5.05 million in the first quarter of fiscal 1999 as compared to $3.7 million in the first quarter of fiscal 1998. This was due to increased levels of inventories and other working capital items in the first quarter of fiscal 1999.

     The Company has a revolving line of credit for inventory financing secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $16.0 million, or 40% to 70% of the Company's inventory book value depending on the time of year. The line expires on February 28, 2000 and bears interest at the bank's prime rate. The credit agreement for this line of credit prohibits the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $300,000 in the aggregate in any fiscal year. As of May 1, 1999, there was $2.69 million outstanding under this line of credit. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

     The Company also has an available line of credit for up to $2.0 million for multiple term loans to be used for leasehold improvements and equipment. Under this line, no amounts were outstanding at May 1, 1999. As of May 1, 1999, outstanding capital lease obligations and total debt amounted to $286,000, all of which represented capital lease obligations.

 The capital lease obligations have terms expiring in fiscal 2002.

     In March, 1999 the Company received a three-year commitment from its lender which provides for a revolving credit facility of up to $24.0 million to be used for inventory financing, new store construction and general corporate purposes. It is expected that the new bank agreement will be in place sometime in the second quarter of fiscal 1999.

     Capital expenditures in the first quarter of fiscal 1999, net of landlord build-out allowances, were $1.05 million, as compared to $1.15 million in the first quarter fiscal 1998. The Company anticipates capital expenditures of approximately $3.4 million in fiscal 1999. In addition to the cost of new store construction, the Company expects to make capital expenditures of approximately $250,000 to upgrade its main computer system and point of sale registers.

     In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for a period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 318,800 shares in the third quarter of fiscal 1998 for $649,000. In December 1998, the Company's Board of Directors authorized and received bank approval for a second repurchase program of up to $650,000 of the Company's common stock under terms similar to the previous stock repurchase program. The Company has not repurchased any shares under the second repurchase program as of June 11, 1999.

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

Contingency Plans

The Company is in the process of accessing the readiness of all relevant parties associated with its Year 2000 compliance program, and determining the risks associated with Year 2000 non-compliance upon its operations. As the Company gathers and analyzes the necessary information to make the proper assessment, a contingency plan will be formulated to handle any foreseen potential problems which may result. The Company will also formulate a back-up emergency plan of action in case of any unforeseen problems which may occur on January 1, 2000. These plans are expected to be in place by September 30, 1999.

Forward-Looking Information

This report contains forward-looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors, such as consumer spending which is dependent on economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 1999.

               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 1999
                             WORLD OF SCIENCE, INC.
                                  (Registrant)

                              /s/Charles A. Callahan



                               Charles A. Callahan
                               Vice President of Finance
                               Chief Financial Officer and Assistant Secretary (Signed on behalf of the registrant and as Principal Accounting and Financial Officer)