Form 10-Q
period 1999-07-31
WORLD OF SCIENCE INC
filed 1999-09-14
CIK 1035977

                        COMPANY, WORLD OF SCIENCE, INC.
                                 TICKER:  WOSI
                                EXCHANGE:  NMS

                               FORM-TYPE:  10-Q

                         DOCUMENT DATE:  July 31, 1999
                       FILING DATE:  September 14, 1999

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1999

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

                     YES   x                NO

Common stock outstanding as of August 31, 1999: 4,736,105 shares of common stock.

                            WORLD OF SCIENCE, INC.

                                     INDEX

                                                                     Page Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations............      3

         Condensed Consolidated Balance Sheets......................      4

         Condensed Consolidated Statements of Cash Flows............      5

         Notes to Condensed Consolidated Financial Statements.......      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................      7-12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
         - None

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities and Use of Proceeds - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders........      13

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K...........................      13

         SIGNATURE..................................................      14

                            WORLD OF SCIENCE, INC.,
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         -----------------------     -------------------------
                                                                         JULY 31,     AUGUST 1,      JULY 31,       AUGUST 1,
                                                                           1999         1998           1999           1998
                                                                         --------    -----------     ----------    -----------
NET SALES                                                                $  9,074       $  8,594       $ 17,913       $ 16,457

COST OF SALES AND OCCUPANCY EXPENSES                                        8,004          7,080         15,479         13,417
                                                                         --------       --------       --------       --------
   GROSS PROFIT                                                             1,070          1,514          2,434          3,040

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                  4,226          3,447          8,206          6,820
                                                                         --------       --------       --------       --------

                    OPERATING LOSS                                         (3,156)        (1,933)        (5,772)        (3,780)

INTEREST INCOME (EXPENSE), NET                                               (118)           (37)          (124)            12
                                                                         --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                                                   (3,274)        (1,970)        (5,896)        (3,768)

INCOME TAX BENEFIT                                                         (1,309)          (793)        (2,358)        (1,512)
                                                                         --------       --------       --------       --------

NET LOSS                                                                 $ (1,965)      $ (1,177)      $ (3,538)      $ (2,256)
                                                                         ========       ========       ========       ========

NET LOSS PER SHARE (BASIC)                                               $  (0.41)      $  (0.23)      $  (0.74)      $  (0.44)
                                                                         ========       ========       ========       ========

NET LOSS PER SHARE (DILUTED)                                             $  (0.41)      $  (0.23)      $  (0.74)      $  (0.44)
                                                                         ========       ========       ========       ========

   WEIGHTED AVERAGE SHARES (BASIC)                                          4,760          5,080          4,761          5,080
   WEIGHTED AVERAGE SHARES (DILUTED)                                        4,760          5,080          4,761          5,080

     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                                 JULY 31,       JANUARY 30,       AUGUST 1,
                                                                                   1999            1999             1998
                                                                               ----------     -------------     -----------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                                   $      309     $       3,543     $        73
   ACCOUNTS RECEIVABLE                                                                330               443             547
   INVENTORIES                                                                     16,563            10,225          14,469
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                          960               739           1,062
   TAXES RECEIVABLE                                                                 2,422                             1,515
   DEFERRED INCOME TAXES                                                              664               664             551
                                                                               ----------     -------------     -----------
       TOTAL CURRENT ASSETS                                                        21,248            15,614          18,217
PROPERTY, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                                                     10,766             9,678           8,246
DEFERRED INCOME TAXES                                                                 872               872             658
                                                                               ----------     -------------     -----------

TOTAL ASSETS                                                                   $   32,886     $      26,164     $    27,121
                                                                               ==========     =============     ===========
CURRENT LIABILITIES:
   LINE OF CREDIT                                                              $    9,340     $                 $     3,825
   CURRENT INSTALLMENTS OF LONG TERM DEBT                                                                                32
   CURRENT INSTALLMENTS OF OBLIGATIONS
       UNDER CAPITAL LEASES                                                           120                94             148
   ACCOUNTS PAYABLE                                                                 3,430             1,362           2,917
   ACCRUED EXPENSES                                                                   619               647             537
   ACCRUED INCOME TAXES                                                                               1,245
                                                                               ----------     -------------     -----------
       TOTAL CURRENT LIABILITIES                                                   13,509             3,348           7,459
OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING
   CURRENT INSTALLMENTS                                                               136                82             116
ACCRUED OCCUPANCY EXPENSE                                                             967               911             850
                                                                               ----------     -------------     -----------
TOTAL LIABILITIES                                                                  14,612             4,341           8,425
                                                                               ----------     -------------     -----------
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE
     AUTHORIZED 5,000,000 SHARES;
     NO SHARES ISSUED AND OUTSTANDING
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;
     ISSUED 5,079,955 SHARES AT 7/31/99,
         1/30/99, AND  8/1/98                                                          51                51              51
   ADDITIONAL PAID-IN CAPITAL                                                      11,398            11,398          11,398
   RETAINED EARNINGS                                                                7,486            11,023           7,247
                                                                               ----------     -------------     -----------
       TOTAL CAPITAL AND RETAINED EARNINGS                                         18,935            22,472          18,696
       LESS: TREASURY STOCK, 323,900 SHARES, AT COST                                  661               649
                                                                               ----------     -------------     -----------
          TOTAL STOCKHOLDERS' EQUITY                                               18,274            21,823          18,696
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   32,886     $      26,164     $    27,121
                                                                               ==========     =============     ===========

     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       ------------------                  -----------------
                                                     JULY 31,      AUGUST 1,             JULY 31,     AUGUST 1,
                                                       1999          1998                  1999         1998
                                                     ---------     ---------             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                          $  (1,965)    $  (1,177)            $ (3,538)    $  (2,256)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                        462           387                  900           712
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:
            ACCOUNTS RECEIVABLE                            (90)         (335)                 113          (434)
            INVENTORIES                                 (3,728)       (2,805)              (6,338)       (4,065)
            PREPAID EXPENSES AND OTHER
              CURRENTS ASSETS                               79          (363)                (308)         (529)
            TAXES RECEIVABLE                            (1,374)         (796)              (2,423)       (1,515)
         (DECREASE) INCREASE IN:
            ACCOUNTS PAYABLE                             1,188         1,049                2,155         1,597
            ACCRUED EXPENSES                              (195)         (103)                 (28)          (33)
            INCOME TAXES PAYABLE                           (15)          (88)              (1,245)       (1,400)
            ACCRUED OCCUPANCY EXPENSE                       29            37                   56            71
                                                     ---------     ---------             --------     ---------
      NET CASH USED IN OPERATING ACTIVITIES:            (5,609)       (4,194)             (10,656)       (7,852)
CASH FLOWS FROM INVESTING ACTIVITIES--
    CAPITAL EXPENDITURES, NET                             (784)       (1,381)              (1,831)       (2,527)
                                                     ---------     ---------             --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM ISSUANCE OF COMMON STOCK
  PURCHASE OF TREASURY STOCK                               (11)                               (11)
  PROCEEDS FROM ADVANCES ON LINE OF CREDIT               6,655         3,825                9,340         3,825
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                   (13)                               (37)
  PRINCIPAL PAYMENTS ON CAPITAL LEASES                     (29)          (44)                 (76)          (78)
                                                     ---------     ---------             --------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                6,615         3,768                9,253         3,710
                                                     ---------     ---------             --------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                222        (1,807)              (3,234)       (6,669)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                                        87         1,880                3,543         6,742
                                                     ---------     ---------            ---------     ---------
 END OF PERIOD                                       $     309     $      73            $     309     $      73
                                                     =========     =========            =========     =========
CASH PAID DURING PERIOD FOR:
INTEREST                                             $      55     $      42            $      76     $      55
 INCOME TAXES                                        $      15     $      91            $   1,245     $   1,403
                                                     ---------     ---------            ---------     ---------
NONCASH INVESTING AND FINANCING ACTIVITY:
 ACQUISITION OF EQUIPMENT UNDER A CAPITAL LEASE      $       -     $       -            $     157     $       -
                                                     =========     =========            =========     =========

     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

NOTE 1 - Basis of Presentation

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

Due to the seasonal nature of the Company's business, results for the first six months of fiscal 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending January 29, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 81 permanent stores and 64 seasonal stores as of July 31, 1999 as compared to 67 permanent stores and 56 seasonal stores as of August 1, 1998. Three new permanent stores were opened in the second quarter of fiscal 1999 as compared to eight new permanent stores opened and one permanent store closed in the second quarter of fiscal 1998. The Company had no changes in the number of seasonal stores in operation in the second quarter of fiscal 1999 as compared to a net decrease of one seasonal store in the second quarter of fiscal 1998.

The Company's sales trends have been substantially impacted over the past eighteen months by the popularity and availability of plush products. For the second quarter of fiscal 1999, plush sales accounted for 8.3% of total sales as compared to 14.0% in the second quarter of fiscal 1998. For the first six months of fiscal 1999, plush sales accounted for 12.9% of total sales as compared to 16.8% in the first six months of fiscal 1998. The impact on the third quarter of fiscal 1999 will be significantly greater due to a special one-time purchase of fast selling plush items in the third quarter of fiscal 1998 which had a positive effect on both sales and operating results.

Comparison of Three Months Ended July 31, 1999 to Three Months Ended August 1, 1998.

Sales. Sales increased to $9.1 million from $8.6 million, or 5.6%. Of the $500,000 increase in sales: $1.0 million was attributable to sales of three new permanent stores opened during the second quarter of fiscal 1998 and the net increase in sales of twenty-four new permanent stores not in operation as of the beginning of the prior year, and $197,000 was attributable to increased seasonal store sales. Increases associated with additional stores were partially offset by a comparable store sales decline of $742,000. Comparable permanent store sales declined 13.8% for the thirteen-week period ended July 31, 1999.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses, which include distribution center costs and other expenses associated with acquiring inventory, increased to $8.0 million from $7.1 million, an increase of 13.1%. As a percentage of sales, it increased to 88.2% from 82.4%. The dollar increase was due to increased store occupancy expenses from more stores in operation in the second quarter of fiscal 1999 and increased cost of sales due to higher sales. The increase as a percentage of sales of 5.8%, resulted from a 7.3% increase in occupancy expenses caused by a decrease in average per store sales. This was offset by a 1.0% decline in product costs and a 0.5% decline in distribution center and shipping costs.

Selling, General and Administrative Expense. Selling, general, and administrative expenses increased to $4.2 million from $3.4 million, an increase of 22.6%. Selling, general and administrative expense increased to support higher sales levels and an increased number of both permanent and seasonal stores. As a percentage of sales, it increased to 46.6% from 40.1%, primarily as a result of a decrease in average per store sales.

Interest Expense, Net. Net interest expense increased to $118,000 in the second quarter of fiscal 1999 from $37,000 in the second quarter of fiscal 1998. This fluctuation is primarily a result of earlier borrowings this year required due to increased inventory purchases and lower cash balances at the beginning of the quarter.

Net Loss. Net loss increased to $2.0 million, or 21.7% of sales, in the second quarter of fiscal 1999 from $1.2 million, or 13.7% of sales, in the second quarter of fiscal 1998.

Comparison of Six Months Ended July 31, 1999 to Six Months Ended August 1, 1998.

Sales. Sales increased to $17.9 million from $16.5 million, or 8.8%. Of the $1.4 million increase in sales: $2.1 million was attributable to sales of seven new permanent stores opened during the first six months of fiscal 1999 and the net increase in sales of twenty new permanent stores not in operation as of the beginning of the prior year, and $88,000 was attributable to increased seasonal store sales. These factors were partially offset by comparable store sales declining $763,000. Comparable permanent store sales declined 7.3% for the six month period ended July 31, 1999.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses, which include distribution center costs and other expenses associated with acquiring inventory, increased to $15.5 million from $13.4 million, an increase of 15.4%. As a percentage of sales, it increased to 86.4% from 81.5%. The dollar increase was due to increased store occupancy expenses from more stores in operation in the first six months of fiscal 1999 and increased cost of sales due to higher sales. The increase as a percentage of sales of 4.9%, resulted from a 6.3% increase in occupancy expenses caused by a decrease in average stores sales. This was offset in part by a 1.1% decline in product costs and a 0.3% decline in distribution center and shipping costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.2 million from $6.8 million, an increase of 20.3%. Selling, general and administrative expenses increased to support higher sales levels and an increased number of both permanent and seasonal stores. As a percentage of sales, it increased to 45.8% from 41.4%, primarily as a result of a decrease in average per store sales.

Interest Income (Expense), Net. Net interest income (expense) amounted to net interest expense of $124,000 in the first six months of fiscal 1999, as compared to net interest income of $12,000 in the first six months of fiscal 1998. This fluctuation is primarily a result of earlier borrowings required due to increased inventory purchases and lower cash balances at the beginning of the quarter.

Net Loss. Net loss increased to $3.5 million, or 19.8% of sales, in the first six months of fiscal 1999 from $2.3 million or 13.7% of sales, in the first six months of fiscal 1998.

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

     The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $5.6 million in the second quarter of fiscal 1999 as compared to $4.2 million in the second quarter of fiscal 1999 due to a greater second quarter net loss, increased levels of inventories and other working capital items. Cash flow utilized by operations increased to $10.7 million in the first six months of fiscal 1999 from $7.9 million in the first six months of 1998 due to a greater net loss, increased levels of inventories and other working capital items in the first six months of fiscal 1999.

     The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $24.0 million, or 40% to 75% of the Company's inventory book value depending on the time of year. The line expires on February 28, 2002 and bears interest at the bank's prime rate or LIBOR plus 150 basis points. The credit agreement for this line of credit prohibits the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $650,000 in the aggregate in any fiscal year. As of July 31, 1999, there was $9.3 million outstanding under this line of credit, against total borrowing capacity of $11.6 million as of that date based on 70% of the Company's inventory book value. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

     The Company also has a sub limit for up to $4.0 million for multiple term loans to be used for new store construction, leasehold improvements and equipment. Under this sub limit no amounts were outstanding as of July 31, 1999. As of July 31, 1999, outstanding capital lease obligations and total term debt amounted to $256,000 all of which represented capital lease obligations. The capital lease obligations have terms expiring in fiscal 2002.

     In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for a period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 318,800 shares in the third quarter of fiscal 1998 for $649,000. In December 1998, the Company's Board of Directors authorized and received bank approval for a second repurchase program of up to $650,000 of the Company's common stock under terms similar to the previous stock repurchase program. The Company repurchased 25,050 shares under the second repurchase program during the second and third quarter of fiscal 1999 for $11,000 as of September 10, 1999.

     Based upon the continuing softness in sales in our product segment, we anticipate that we may have a need for additional working capital later in the fiscal year in conjunction with ongoing operations beyond that currently available with existing sources. Management is actively exploring additional sources of financing for the purpose of meeting our requirements for the balance of the fiscal year. There can be no assurance, however, that such financing will be available. We are also planning sales events, implementing cost cutting measures and seeking deferral of payments from vendors.

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

Non-Information Technology (IT) Systems

     The Company has undertaken a review of its non-IT Systems and is in the process of implementing a remediation program in respect of such systems that are within the control of the Company. The Company expects to complete this remediation effort by October 31, 1999. In addition, the Company's centralized real estate department will be communicating to the developers, landlords and property managers of substantially all of the Company's properties. The Company's expectation that the systems utilized in the management and operation of such properties which are not within the Company's control are or will timely be Year 2000 compliant.

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

Contingency Plans

     The Company is in the process of accessing the readiness of all relevant parties associated with its Year 2000 compliance program, and determining the risks associated with Year 2000 non-compliance upon its operations. As the Company gathers and analyzes the necessary information to make the proper assessment, a contingency plan will be formulated to handle any foreseen potential problems which may result. The Company will also formulate a back-up emergency plan of action in case of any unforeseen problems which may occur on January 1, 2000. These plans are expected to be in place by November 30, 1999.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 10, 1999. Of the total of 4,761,155 shares of common stock outstanding and eligible to vote at the meeting, the holders of 4,637,170 shares executed and delivered valid proxies or ballots to the meeting which were duly voted thereat.

The 4,637,170 shares of common stock represented by proxies or ballots at the meeting were voted as follows in accordance with instructions contained therein:


     (A)  Election of Directors:
          ---------------------

     Nominee                    For          Against      Withheld Authority
     -------                    ---          -------      ------------------

     Patrick J. Fulford         4,200,573    436,597            -- 0 --
     Richard B. Callen          4,200,573    436,597            -- 0 --
     Thomas A. James            4,200,573    436,597            -- 0 --


     (B)  Proposal to Elect KPMG LLP as Auditors:
          --------------------------------------

          For          Against    Abstain
          ---          -------    -------

          4,627,945    3,575      5,650



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1999.

     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 1999
                           WORLD OF SCIENCE, INC.
                                (Registrant)



                           /s/Charles A. Callahan



                           Charles A. Callahan
                           Vice President of Finance
                           Chief Financial Officer and Assistant Secretary (Signed on behalf of the registrant and as Principal Accounting and Financial Officer)