Form 10-Q/A
period 1999-07-31
WORLD OF SCIENCE INC
filed 1999-09-22
CIK 1035977

                        COMPANY, WORLD OF SCIENCE, INC.
                                 TICKER:  WOSI
                                EXCHANGE:  NMS

                               FORM-TYPE:  10-Q/A

                         DOCUMENT DATE:  July 31, 1999
                       FILING DATE:  September 22, 1999

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                AMENDMENT #1 TO

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

     In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for a period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 318,800 shares in the third quarter of fiscal 1998 for $649,000. In December 1998, the Company's Board of Directors authorized and received bank approval for a second repurchase program of up to $650,000 of the Company's common stock under terms similar to the previous stock repurchase program. The Company repurchased 25,050 shares under the second repurchase program during the second and third quarter of fiscal 1999 for $43,100 as of September 10, 1999.

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

A.  EXHIBITS

Exhibit 11 Computation of Per Share Net Loss*

Exhibit 27 Financial Data Schedule*

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1999.


*Previously filed.

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