Form 10-Q
period 1999-10-30
WORLD OF SCIENCE INC
filed 1999-12-14
CIK 1035977

          EdgarPlus FORM-TYPE:  10-Q FILING DATE:  December 14, 1999

                       COMPANY:  WORLD OF SCIENCE, INC.
                                 TICKER:  WOSI
                                EXCHANGE:  NMS

                               FORM-TYPE:  10-Q

                       DOCUMENT DATE:  October 30, 1999
                        FILING DATE:  December 14, 1999

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 30, 1999

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                         Commission File No: 000-22679

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

              YES   X                                    NO

Common stock outstanding as of November 30, 1999: 4,736,105 shares of common stock.

                            WORLD OF SCIENCE, INC.

                                     INDEX

                                                                                       Page Number
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations...............................     3

          Condensed Consolidated Balance Sheets.........................................     4

          Condensed Consolidated Statements of Cash Flows...............................     5

          Notes to Condensed Consolidated Financial Statements..........................     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................................  7-12

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk - None

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings - None

ITEM 2.   Changes in Securities and Use of Proceeds - None

ITEM 3.   Defaults Upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders - None

ITEM 5.   Other Information.............................................................    12

ITEM 6.   Exhibits and Reports on Form 8-K..............................................    12

          SIGNATURE.....................................................................    13

                            WORLD OF SCIENCE, INC.,
                                AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         ------------------             -----------------
                                                    OCTOBER 30,       OCTOBER 31,   OCTOBER 30,    OCTOBER 31,
                                                       1999              1998         1999            1998
                                                   ------------     -------------  ------------   ------------
NET SALES                                           $ 10,571          $ 10,594      $ 28,484        $ 27,051

COST OF SALES AND OCCUPANCY
EXPENSES                                               9,269             8,281        24,749          21,698
                                                  ----------          --------      --------        --------
   GROSS PROFIT                                        1,302             2,313         3,735           5,353

SELLING, GENERAL & ADMINISTRATIVE EXPENSES             4,933             4,440        13,138          11,260
                                                  ----------          --------      --------        --------

              OPERATING LOSS                          (3,631)           (2,127)       (9,403)         (5,907)

INTEREST INCOME (EXPENSE), NET                          (246)             (173)         (370)           (161)
                                                  ----------          --------      --------        --------

LOSS BEFORE INCOME TAXES                              (3,877)           (2,300)       (9,773)         (6,068)

INCOME TAX BENEFIT                                    (1,551)             (916)       (3,909)         (2,428)
                                                  ----------          --------      --------        --------

NET LOSS                                            $ (2,326)         $ (1,384)     $ (5,864)       $ (3,640)
                                                  ==========          ========      ========        ========

NET LOSS PER SHARE (BASIC)                          $  (0.49)         $  (0.28)     $  (1.23)       $  (0.73)
                                                  ==========          ========      ========        ========

NET LOSS PER SHARE (DILUTED)                        $  (0.49)         $  (0.28)     $  (1.23)       $  (0.73)
                                                  ==========          ========      ========        ========

   WEIGHTED AVERAGE SHARES (BASIC)                     4,739             4,868         4,754           5,009
WEIGHTED AVERAGE SHARES (DILUTED)                      4,739             4,868         4,754           5,009

     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                OCTOBER 30,     JANUARY 30,       OCTOBER 31,
                                                                   1999            1999              1998
                                                               -----------      -----------      -------------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                   $        95      $     3,543      $          88
   ACCOUNTS RECEIVABLE                                                 548              443                272
   INVENTORIES                                                      20,837           10,225             20,083
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                         1,000              739              1,003
   TAXES RECEIVABLE                                                  3,980                               2,482
   DEFERRED INCOME TAXES                                               664              664                551
                                                               -----------      -----------      -------------
               TOTAL CURRENT ASSETS                                 27,124           15,614             24,479

PROPERTY, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                                      10,755            9,678              8,760

DEFERRED INCOME TAXES                                                  872              872                658
                                                               -----------      -----------      -------------

TOTAL ASSETS                                                   $    38,751      $    26,164      $      33,897
                                                               ===========      ===========      =============

CURRENT LIABILITIES:
   LINE OF CREDIT                                              $    13,525      $                $      11,960
   CURRENT INSTALLMENTS OF LONG TERM DEBT                            1,388                                  14
   CURRENT INSTALLMENTS OF OBLIGATIONS
       UNDER CAPITAL LEASES                                            121               94                112
   ACCOUNTS PAYABLE                                                  4,965            1,362              3,179
   ACCRUED EXPENSES                                                  1,172              647                977
   ACCRUED INCOME TAXES                                                               1,245
                                                               -----------      -----------      -------------
               TOTAL CURRENT LIABILITIES                            21,171            3,348             16,242

LONG TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                         565
OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING
   CURRENT INSTALLMENTS                                                105               82                108
ACCRUED OCCUPANCY EXPENSE                                              994              911                885

TOTAL LIABILITIES                                                   22,835            4,341             17,235
                                                               -----------      -----------      -------------
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE
     AUTHORIZED 5,000,000 SHARES;
     NO SHARES ISSUED AND OUTSTANDING
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;
     ISSUED 5,079,955 SHARES AT 10/30/99,
         1/30/99, AND  10/31/98                                         51               51                 51
   ADDITIONAL PAID-IN CAPITAL                                       11,398           11,398             11,398
   RETAINED EARNINGS                                                 5,159           11,023              5,863
                                                               -----------      -----------      -------------
         TOTAL CAPITAL AND RETAINED EARNINGS                        16,608           22,472             17,312
         LESS: TREASURY STOCK, AT COST                                (692)            (649)              (650)
                                                               -----------      -----------      -------------
               TOTAL STOCKHOLDERS' EQUITY                           15,916           21,823             16,662
                                                               -----------      -----------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    38,751      $    26,164      $      33,897
                                                               ===========      ===========      =============

     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                ------------------                    -----------------
                                                          OCTOBER 30,        OCTOBER 31,        OCTOBER 30,         OCTOBER 31,
                                                             1999               1998               1999                 1998
                                                           -------            -------            -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                         $       (2,326)      $     (1,384)       $    (5,864)            $    (3,640)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                            515                431              1,415                   1,143
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:
              ACCOUNTS RECEIVABLE                             (218)               275               (105)                   (159)
              INVENTORIES                                   (4,274)            (5,614)           (10,612)                 (9,679)
              PREPAID EXPENSES AND OTHER
                  CURRENTS ASSETS                              (40)                59               (261)                   (470)
              TAXES RECEIVABLE                              (1,558)              (967)            (3,980)                 (2,482)
         (DECREASE) INCREASE IN:
              ACCOUNTS PAYABLE                               1,535                262              3,603                   1,859
              ACCRUED EXPENSES                                 553                440                525                     407
              INCOME TAXES PAYABLE                                                                (1,245)                 (1,400)
              ACCRUED OCCUPANCY EXPENSE                         27                 35                 83                     106
                                                    --------------       ------------        -----------             -----------
      NET CASH USED IN OPERATING ACTIVITIES:                (5,786)            (6,463)           (16,441)                (14,315)
                                                    --------------       ------------        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES--
   CAPITAL EXPENDITURES, NET                                  (504)              (945)            (2,335)                 (3,472)
                                                    --------------       ------------        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PURCHASE OF TREASURY STOCK                                  (32)              (650)               (43)                   (650)
   PROCEEDS FROM ADVANCES ON LINE OF CREDIT                  6,138              8,135             15,478                  11,960
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                           (18)                                       (55)
   PRINCIPAL PAYMENTS ON CAPITAL LEASES                        (30)               (44)              (107)                   (122)
                                                    --------------       ------------        -----------             -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    6,076              7,423             15,328                  11,133
                                                    --------------       ------------        -----------             -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (214)                15             (3,448)                 (6,654)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                         309                 73              3,543                   6,742
                                                    --------------       ------------        -----------             -----------
   END OF PERIOD                                    $           95       $         88        $        95             $        88
                                                    ==============       ============        ===========             ===========

CASH PAID DURING PERIOD FOR:
   INTEREST                                         $           73       $        173        $       149             $       228
   INCOME TAXES                                     $            -       $         54        $     1,245             $     1,457
                                                    ==============       ============        ===========             ===========

NONCASH INVESTING AND FINANCING ACTIVITY:
   ACQUISITION OF EQUIPMENT UNDER A CAPITAL LEASE   $            -       $          -        $       157             $         -
                                                    ==============       ============        ===========             ===========

     See accompanying notes to condensed consolidated financial statements

                            WORLD OF SCIENCE, INC.,
                                AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Due to the seasonal nature of the Company's business, results for the first nine months of fiscal 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending January 29, 2000.

PART I.   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 87 permanent stores and 75 seasonal stores as of October 30, 1999 as compared to 70 permanent stores and 90 seasonal stores as of October 31, 1998. Six permanent stores were opened in the third quarter of fiscal 1999 as compared to three new permanent stores opened in the third quarter of fiscal 1998. The Company had a net increase of 11 seasonal stores in the third quarter of fiscal 1999 as compared to a net increase of 34 seasonal stores in the third quarter of fiscal 1998.

The Company's sales have been favorably impacted over the past two years by the popularity of particular plush products. For the third quarter of fiscal 1999, plush sales accounted for 8.2% of total sales as compared to 30.3% in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, plush sales accounted for 11.3% of total sales as compared to 22.1% in the first nine months of fiscal 1998. The impact of plush product sales on the fiscal 1999 third quarter results is significantly greater, when compared to the prior year, due to a special one-time purchase of fast selling plush items in the third quarter of fiscal 1998 which had a positive effect on both sales and operating results.

Comparison of Three Months Ended October 30, 1999 to Three Months Ended October 31, 1998.

Sales. Sales were relatively unchanged at $10.6 million. Although total sales were unchanged, $1.0 million was added to sales as a result of six new permanent stores being opened during the third quarter of fiscal 1999 and the net increase in sales of 27 new permanent stores not in operation as of the beginning of the prior year. This was offset by a $719,000 decline in comparable store sales and a $325,000 decline in seasonal store sales. Comparable permanent store sales declined 12.7% for the thirteen-week period ended October 30, 1999 from the prior year period.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses, which include distribution center costs and other expenses associated with acquiring inventory, increased to $9.3 million from $8.3 million, an increase of 11.9%. As a percentage of sales, it increased to 87.7% from 78.2%. The dollar increase was due to increased store occupancy expenses from more permanent stores in operation in the third quarter of fiscal 1999 and increased cost of sales due to higher sales. The increase as a percentage of sales of 9.5% was attributable to a 7.1% increase in occupancy expenses caused primarily by flat sales volume and a 2.2% increase in cost of products sold as a result of increased sales promotions. Distribution center costs increased .2%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.9 million from $4.4 million, an increase of 11.1%. Selling, general and administrative expenses increased to support higher sales levels and an increased number of permanent stores. As a percentage of sales, it increased to 46.7% from 41.9%, primarily as a result of flat third quarter sales.

Interest Expense, Net. Net interest expense increased to $246,000 in the third quarter of fiscal 1999 from $173,000 in the third quarter of fiscal 1998. This fluctuation is primarily a result of earlier borrowings this year required due to increased inventory purchases earlier in the year.

Net Loss. Net loss increased to $2.3 million, or 22.0% of sales, in the third quarter of fiscal 1999 from $1.4 million, or 13.1% of sales in the third quarter of fiscal 1998.

Comparison of Nine Months Ended October 30, 1999 to Nine Months Ended October 31, 1998.

Sales. Sales increased to $28.5 million from $27.1 million, or 5.3%. Of the $1.4 million increase in sales: $3.1 million was attributable to sales of 13 new permanent stores opened during the first nine months of fiscal 1999 and the net increase in sales of 20 new permanent stores not in operation as of the beginning of the prior year. This was offset by a $1.5 million decline in comparable store sales and a $236,000 decline in seasonal store sales. Comparable permanent store sales declined 9.2% for the nine month period ended October 30, 1999 from the prior year period.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses, which include distribution center costs and other expenses associated with acquiring inventory, increased to $24.7 million from $21.7 million, an increase of 13.8%. As a percentage of sales, it increased to 86.9% from 80.2%. The dollar increase was due to increased store occupancy expenses from more permanent stores in operation in the first nine months of fiscal 1999 and increased cost of sales due to higher sales. The increase as a percentage of sales of 6.7% was attributable to a 6.8% increase in occupancy expenses caused by flat sales and a
 .2% increase in cost of product sold. Distribution center costs decreased .3%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.1 million from $11.3 million, an increase of 16.7%. Selling, general and administrative expenses increased to support higher sales levels and an increased number of permanent stores. As a percentage of sales, it increased to 46.1% from 41.6%, primarily as a result of lower average sales per store.

Interest Expense, Net. Net interest expense amounted to $370,000 in the first nine months of fiscal 1999 as compared to a net interest expense of $161,000 in the first nine months of fiscal 1998. This fluctuation is primarily a result of earlier borrowings required due to increased inventory purchases and lower cash balance at the beginning of the fiscal year.

Net Loss. Net loss increased to $5.9 million, or 20.6% of sales, in the first nine months of fiscal 1999 from $3.6 million, or 13.5% of sales, in the first nine months of fiscal 1998.

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

The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $5.8 million in the third quarter of fiscal 1999 as compared to $6.5 million in the third quarter of fiscal 1998 due to a slower build-up of inventories and an increase in current liabilities. Cash flow utilized by operations increased to $16.4 million in the first nine months of fiscal 1999 from $14.3 million in the first nine months of 1998 due to a greater loss, increased levels of inventories and other working capital items in the first nine months of fiscal 1999.

The Company has a revolving line of credit for inventory financing, secured by the Company's inventory. Under this line, the Company may borrow up to the lesser of $24.0 million, or 40% to 75% of the Company's inventory book value depending on the time of year. The line expires on February 28, 2002 and bears interest at the bank's prime rate of LIBOR plus 150 basis points. The credit agreement for this line of credit prohibits the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $650,000 in the aggregate in any fiscal year. As of October 31, 1999, there was $13.5 million outstanding under this line of credit, against total borrowing capacity of $15.6 million as of that date based on 75% of the Company's inventory book value. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

The Company also has a sub limit for up to $4.0 million for multiple term loans to be used for new store construction, leasehold improvements and equipment. Under this sub limit there was $2.0 million outstanding as of October 31, 1999. As of October 31, 1999, outstanding capital lease obligations and total term debt amounted to $2.2 million of which $226,000 represented capital lease obligations. The capital lease obligations and long-term debt have terms expiring in fiscal 2002.

Capital expenditures in the first nine months of fiscal 1999, net of landlord build-out allowances, amounted to $2.3 million as compared to $3.5 million in the first nine months of fiscal 1998. The decrease resulted from the construction of seven fewer seasonal store locations in fiscal 1999.

In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for a period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 318,800 shares in the third quarter of fiscal 1998 for $649,000. In December 1998, the Company's Board of Directors authorized and received bank approval for a second repurchase program of up to $650,000 of the Company's common stock under terms similar to the previous stock repurchase program. The Company repurchased 25,050 shares under the second repurchase program during the second and third quarter of fiscal 1999 for $43,000.

In response to softness in year-to-date sales activity within our product segment, management developed a cash flow model projecting cash proceeds against working capital needs through the remainder of the fiscal year. At December 14, 1999 the Company appears to be on plan with its cash flow estimates, however, management continues actively exploring additional sources of financing for potential working capital needs for the balance of the fiscal year and into fiscal 2000. There are no assurances that such financings will be available.

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

The Company has been in the process of resolving all significant Year 2000 issues since 1996. Since almost all the Company's information systems software is licensed software from established software vendors, resolution is being accomplished by means of upgrading existing software to versions which are Year 2000 compliant. At present, the Company is Year 2000 compliant with its own internal systems with the exception of the warehouse inventory system which is scheduled to be upgraded by December 31, 1999. All of the Company's computer hardware is already Year 2000 compliant.

The Company's Compliance Program

Third Party Information Technology Systems

The Company has instituted a strategy of identifying and addressing Year 2000 issues affecting third-party information technology systems used by the Company which includes contacting all third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant. The Company has received Year 2000 compliant versions of almost all third party software and has developed contingency plans as to third-party software used by the Company in respect of which the Company has not received adequate assurance of compliance to date.

Non-Information Technology (IT) Systems

The Company has undertaken a review of its non-IT Systems and has implemented a remediation program in respect of such systems that are within the control of the Company. In addition, the Company's centralized real-estate department has communicated with the developers, landlords and property managers of substantially all of the Company's properties. The Company's expectation is that the systems utilized in the management and operation of such properties which are not within the Company's control are or will timely be Year 2000 compliant.

Non-Information Technology (IT) Vendors and Suppliers

The Company procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States. As a part of its contingency planning effort, the Company has made inquires as to the Year 2000 readiness of selected vendors in order to identify any significant exposures that may exist and established alternate sources or strategies where necessary.

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

Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. While the Company expects to be fully compliant with the Year 2000 with its own systems, a material financial risk could result if the Company's vendors are unable to resolve such processing issues in a timely manner.

Contingency Plans

The Company has accessed the readiness of all relevant parties associated with its Year 2000 compliance program, and, as can best be determined, assessed the risks associated with Year 2000 non-compliance upon its operations. A contingency plan has been formulated to handle any foreseen potential problems which may result. The Company has formulated a back-up emergency plan of action in case of any unforeseen problems which may occur on January 1, 2000.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On September 3, 1999, the Company received notice from the Nasdaq Stock Market of its intent to remove the Company's stock from the Nasdaq National Market System as a result of the Company's non-compliance with certain maintenance criteria because the market value of the Company's public float does not meet the Nasdaq National Market requirement. While the Company is appealing that determination, no assurance can be given that the Company's stock will continue to be listed on the National Market System. In the event the Company is not successful in its appeal, the Company will request that its common stock be listed on The Nasdaq Small Cap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1999.

                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 13, 1999
                            WORLD OF SCIENCE, INC.
                                (Registrant)

                            /s/ Charles A. Callahan



                            Charles A. Callahan
                            Vice President of Finance
                            Chief Financial Officer and Assistant Secretary (Signed on behalf of the registrant and as Principal Accounting and Financial Officer)