Form 10-K405
period 2000-01-29
WORLD OF SCIENCE INC
filed 2000-04-28
CIK 1035977

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

          (x)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 29, 2000

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
        Common Stock. par value $0.01 per share       The Nasdaq SmallCap Market


Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes [X]   No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K        [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and ask prices of the registrant's Common Stock as reported on NASDAQ on March 31, 2000 was $6,808,000. The number of shares of Common Stock, with $.01 par value, outstanding on March 31, 2000 was 4,736,105 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of Item 10 and Items 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be held June 8, 2000. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before May 5, 2000.


================================================================================

                                    PART I

ITEM 1.   BUSINESS

General

  World of Science, Inc. is a leading specialty retailer of a variety of traditional and distinctive science and nature products. In April 1999, the Company formed a wholly-owned subsidiary named WOSI on the Web, Inc., which is a New York corporation. The terms "Company" and "World of Science" refer to World of Science Inc. and WOSI on the WEB, Inc. on a consolidated basis. The Company's merchandising strategy emphasizes both the educational and entertainment values of its products, which are offered at competitive prices in a stimulating retail environment. World of Science has developed a broad customer base, as its products appeal to customers of all ages for gift-giving, educational use and entertainment. The Company operates both a permanent and seasonal store format. At January 29, 2000, the Company operated 84 permanent stores and 24 seasonal stores in 25 states, primarily in enclosed malls. The Company's fiscal year is the 52-week period ending on January 29, 2000. The terms "fiscal" and "fiscal year" refer to the calendar year in which the Company's fiscal year commences.

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

  The Company launched its commerce-enabled web site, www.worldofscience.com, in
                                                      ----------------------
late April 1999. The new home page is in the format of the periodic table of the elements. The web site currently offers approximately 1,200 SKUs along with added features to inform and entertain online shoppers. The Company expects to expand its online product offerings to over 1,500 SKUs by the end of fiscal 2000. Product offerings on the site range from $10 to over $1,000 per item. WOSI on the WEB, Inc. focuses on the operation of the web site.


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

 . Use of Seasonal Stores. The seasonal store program enables the Company to reach a broader customer base during the holiday selling season, as well as to test prospective locations for permanent stores before making the required capital investment. The Company opportunistically seeks out available in-line space in quality shopping malls which it can lease for several months around the holiday selling season and, in some instances, for an extended period thereafter. The cost of opening seasonal stores is substantially lower and the lead time is substantially shorter than those associated with permanent stores. In fiscal 1999, 30.4% of the Company's total net sales were generated by seasonal stores, as compared to 36.0% in fiscal 1998. The Company's flexible store formats, combined with its distinctive merchandise, make World of Science stores attractive to mall operators.

 . Price Integrity. The Company's pricing strategy is to offer quality products at fair prices. World of Science stores sell merchandise generally ranging in price from less than $1.00 to $1,000. Prior to 1999 the Company did not engage in frequent storewide sales or price mark-downs. During late 1999 the Company initiated regular sales promotions based on product themes to offer special values to its customers and to provide an incentive to purchase its products.

Expansion Strategy

  The Company has grown by opening new permanent stores, by operating seasonal stores to capture sales during the holiday selling season, and by increasing sales volume from its existing permanent stores. Although management does not believe there are geographical constraints on the location of future stores, the Company's expansion strategy will focus primarily on opening stores in new and existing markets in the eastern half of the United States before expanding elsewhere. The Company believes that this strategy will allow it to increase the recognition of the "World of Science" name, enhance operating efficiencies and manage growth. The principal elements of the Company's expansion strategy are as follows:

 . New Permanent Store Openings. The Company currently operates 84 permanent
  World of Science stores, including 13 new permanent stores which have opened since the beginning of fiscal 1999. The Company expects to open one permanent store in fiscal 2000 and approximately 10 permanent stores in fiscal 2001 in both new and existing markets. In many cases, permanent stores will replace seasonal stores and, in appropriate circumstances, the Company may acquire or assume pre-existing leases of other retail stores. Although the Company may also evaluate opening stores in non-mall locations, such as airports and museums, the Company has no commitments for new permanent stores in non-mall locations.

 . Active Seasonal Store Program. The Company operated 75 World of Science seasonal stores during the fiscal 1999 holiday selling season and currently operates 19 seasonal stores. During the past three fiscal years, the Company has opened 29 permanent stores in pre-existing malls which were preceded by a seasonal store in the same mall. The Company plans to operate approximately 65 seasonal stores during the holiday selling season in fiscal 2000 and fiscal 2001.

 . Internet Presence.  The Company launched its first commerce-enabled web site,
  www.worldofscience.com, in the spring of 1999.  Since then the Company has
  ----------------------
  developed a number of partnerships with other web sites, including but not limited to the following:

  Amazon.com - The Company's products are available in Amazon's zShops. Britannica.com - A list of products which include telescopes, microscopes, science kits, weather stations and more are available on Britannica .com.

  Yahoo! - World of Science products are available through Yahoo! Shopping. The Company is designated as a "Top Service" supplier, which means that the Company is a participating retailer in Yahoo!'s Customer Rating Program, and that customers who have ordered World of Science products have given it the highest ratings.

  Celestron - Celestron is a leading telescope supplier. Its web site refers customers to World of Science's retail locations and web site.

  World of Science Affiliate Program - The Company currently has over 500 active members in its Affiliate Program. World of Science pays a 10% sales commission to partner sites that refer online shoppers. Approximately 18% of December 1999 Internet sales were derived from Affiliate Program web sites.

  During December 1999, the Company's web site generated approximately $220,000 in sales and over 90,000 user sessions. This sales volume represented 3,275 orders with an average ticket of $64.77. On average, shoppers spend approximately 18 minutes on the site each time they visit.

  The Company also owns the rights to the following domain names: www.b-two-b.com and www.ischoolathome.com. The online content for these web sites is currently under development and the web sites are scheduled to launch in 2000. b-two-b.com is intended to support the Company's larger initiative to create a substantial wholesale distribution business serving independent garden, toy and gift stores.

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

Merchandising

  The Company's merchandising strategy emphasizes both the educational and entertainment values of its products, which are offered at competitive prices in a stimulating retail environment. The Company has a broad customer base and its products appeal to customers of all ages for gift giving, educational use and entertainment. Many of the products offered in World of Science stores are not widely available from other retailers within the malls occupied by the Company's stores. Each permanent store carries approximately 2,600 SKUs displayed in separate product areas. The Company generally does not carry licensed products or mass-market television advertised products. In most product categories, the Company offers a variety of traditional science and nature products that customers would expect to encounter in a science and nature store. These more traditional products are displayed together with the Company's distinctive items. The Company is continually seeking new, distinctive products consistent with its merchandising strategy. Historically, the Company has updated approximately one-third of the items in its merchandise assortment annually.

  The Company's merchandising team uses a variety of means to create or identify potential new products, and the Company evaluates all new products prior to offering them for sale in its stores. In addition, the Company seeks input and suggestions from its store personnel and customers, and product selections are sometimes made based upon such recommendations. The Company occasionally designs its own products, which are manufactured by third party sources. The Company also employs a staff geologist, who is responsible for evaluating mineral and fossil specimens for sale in World of Science stores.

  A typical permanent World of Science store has approximately 25 different product categories and seasonal stores generally feature 20 different product categories, focused upon specific merchandising themes. The Company's stores adhere to a planned layout, which encourages customers to visit every category within the store. Although not all of the available merchandise categories are included in each World of Science store, the following is a list of the principal categories, together with a description of the typical products they contain:

     .    Activity Kits        arts and crafts, behavioral science, archeology
                               and paleontology
     .    American Craftsman   limited production kaleidoscopes, glass and metal
                               sculptures, jewelry, pottery bowls, vases and
                               decorative pieces with natural images
     .    Anatomy              anatomical models, charts and books
     .    Animal Replicas      mammals, marine life, reptiles, amphibians and
                               insects represented in self-assembled, molded or
                               plush replicas
     .    Apparel              distinctive t-shirts, hats and kits for ties and
                               scarves
     .    Astronomy            telescopes, star finder charts, instructional
                               models, solar system charts and mobiles
     .    Biology              microscopes, related labware, books for reference
                               and science projects, petri dishes, microscope
                               sets and slide sets
     .    Bird Watching        binoculars, feeders, houses, field identification
                               guides, bird calls and books
     .    Botany & Garden      fountains, seed kits, figurines, plant growing
                               kits, garden Accessories sculpture, wind chimes
                               and bells
     .    Chemistry            experiment kits, science project resources,
                               technical labware and reference books
     .    Dinosaurs            molded replicas, models, puzzles, games, books
                               and kit
     .    Flight               model rocketry, kites, boomerangs and flight
                               discs
     .    Food Making          kits for making chewing gum, chocolate, soda,
                               beer and wine
     .    Geography            compasses, hiking staffs, educational puzzles,
                               games and maps
     .    Geology              quality mineral and fossil collectibles for the
                               beginner to serious collector
     .    Glow in the Dark     astronomical and animal designs
     .    Impulse              fascinating pick-up items, including spinning
                               tops, keychains, magnets and travel puzzles
     .    Magnetism            magnets, building kits, floating tops and science
                               project kits
     .    Nostalgia            old-fashioned toys and games
     .    Optics               magnifiers, a wide range of kaleidoscopes and
                               teleidoscopes
     .    Physics              traditional construction sets and robotic models
     .    Plush                stuffed animals (including Beanie Babies)
     .    Puzzles and Games    jigsaw puzzles, brainteasers, travel games and
                               other board games
     .    Recorded Music       music with enhancements of nature sounds, music
                               for relaxation and Celtic music
     .    Relaxation           massage tools, reflexology, and stress management
     .    Weather              weather instruments, solar kits, umbrellas and
                               reference books

  Plush products (including Beanie Babies) represented approximately 7.2%, or $4.4 million, of the Company's sales in fiscal 1999. Due to decreased available supply from the manufacturer, plush sales declined from $8.3 million in fiscal 1998 to $4.4 million in fiscal 1999. Management projects that fiscal 2000 sales of plush will decrease even further to approximately $2.5 million. Accordingly, plush products will represent a much lower percentage of the Company's sales in fiscal 2000.

  The price range of products carried by World of Science stores generally vary from less than $1.00 to over $1,000 per item. The average customer transaction in fiscal 1999 was $24.00 for the five-weeks ending December 25, 1999 and was $19.58 for the entire fiscal year, as compared to $23.77 for the five-weeks ending December 26, 1998 and $18.46 for all of fiscal 1998.

Purchasing and Distribution

  The Company purchases its products from over 450 sources and is continually in search of additional suppliers. The Company's merchandising team includes the Company's President, Vice President of Operations and Merchandising Manager. This team and other representatives of the Company utilize various means to identify potential new product sources. The Company's top 20 product suppliers accounted for 52.7% of total purchases in fiscal 1999, and 51.3% of total purchases in fiscal 1998. There is currently just one supplier, telescope manufacturer Celestron, that furnished product that represented over 7.0% of revenues in fiscal 1999.

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

  The Company leases a 110,000 square foot distribution center in Rochester, New York, less than one mile from the Company's corporate offices, from which it conducts all of its inventory management, receiving and shipping. The current geographic concentration of its stores enables the Company to make deliveries to stores on a weekly basis and enables it to restock its stores' inventories promptly and efficiently from its distribution center. Deliveries are generally made through common carriers. The distribution center uses a personal computer based inventory location system which utilizes radio frequency ("RF") technology to enable distribution center personnel to receive, store, pick and check incoming and outgoing orders by SKU in a paperless process. Because this system tracks inventory by location, order pickers are directed by hand-held RF terminals to bar-coded SKU locations in the sequence in which product is stored in the warehouse. The order pickers are prompted to pick the proper quantity to fill orders to replenish the stores, thus allowing orders to be efficiently picked.

Store Operations

  Store personnel encourage customers to browse, experiment with, and examine the features and quality of the products as the store layout guides them through up to 25 different product areas. World of Science stores offer customers an educational and entertaining shopping environment where experimentation and play are integral components of the buying experience. Management believes that providing well-trained, knowledgeable and friendly store personnel is a key aspect of its business strategy and contributes to the shopping experience. The Company's products lend themselves to explanations and demonstrations, and store personnel with product knowledge can assist customers with purchasing decisions. All store personnel are trained in customer service, product features and the store's point-of-sale system.

  The Company's store operations are managed by its Vice President of Operations, who oversees a staff consisting of two regional managers, eleven district managers and four area managers. The regional managers oversee the Company's district managers, who, in turn, may supervise one or more area managers. District managers also oversee specific stores that are not managed by area managers. District and area managers are responsible for all aspects of the operations of stores in defined market areas. World of Science stores are generally staffed with one store manager, and permanent stores typically also have an assistant store manager. Store managers are responsible for most aspects of store operations, including store staffing and development, visual presentation and shrinkage control. However, merchandise replenishment is controlled centrally, to ensure inventory levels appropriate for the rate of sales at each store. All store management personnel are paid on a salary basis and, as an incentive to increase sales, are eligible to receive bonuses based on the store's sales performance during each fiscal year. World of Science stores have a sales staff of approximately eight hourly employees in permanent stores and approximately five hourly employees in seasonal stores. The number of hourly employees increases to about 20 in permanent stores and 10 in seasonal stores during the holiday selling season.

  Permanent stores contain on average 2,300 square feet of selling space and offer approximately 2,600 SKUs. The Company's permanent stores have an upscale design which generally includes mahogany and brass fixturing, river-rock and wood store facades and open product displays that encourage customers to experiment and play with the merchandise. The Company periodically evaluates its permanent store format to assure an upscale, modern appearance with eye-catching window displays. Starting in 1997, the Company began updating its store format to include more open storefronts and brighter interior spaces. Although the Company generally ensures that all of its permanent stores employ the Company's upscale decorative style, the Company may use less expensive facades and fixtures to adapt to particular malls and markets.

  Seasonal stores are typically opened in sites requiring minimal build-out and are fixtured with wall systems and merchandise displays that can be disassembled and re-used in other seasonal store locations. Seasonal stores also carry lower inventory levels than permanent stores. A typical seasonal store carries about 75% of the SKUs featured in the Company's permanent stores and averages approximately 1,500 square feet of selling space. Seasonal stores operate on month-to-month or short-term leases of up to three years. The lead-time in opening a seasonal store is substantially shorter than the lead-time for permanent stores, enabling the Company to react quickly to market opportunities.

  World of Science stores are open seven days a week and the typical hours of operation are from 10:00 a.m. to 9:00 p.m. Monday through Saturday and 11:00 a.m. to 6:00 p.m. on Sunday, with extended hours during the holiday selling season. The Company's stores are generally open during the same business hours as the enclosed malls in which they operate. Except with respect to advertising required under certain of its mall leases, the Company does not utilize mass media advertising to generate sales. World of Science relies upon mall traffic, word of mouth, its Internet site and occasional promotions to attract customers.

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

Employees

  As of January 29, 2000 the Company employed approximately 975 active employees. The Company regularly supplements its work force with a significant number of part-time employees during the holiday selling season. Substantially all of the Company's part-time employees work at the store level. None of the Company's employees are represented by labor unions and the Company believes its employee relations are very good.

Executive Officers

  The executive officers of the Company and their ages as of January 29, 2000 are as follows:

                                Name                                   Age  Position(s) Held
                                ----                                   ---  ----------------
  Fred H. Klaucke....................................................  63   Chairman of the Board of Directors, President and
                                                                            Chief Executive Officer
  Charles A. Callahan................................................  50   Vice President of Finance, Chief Financial Officer and
                                                                            Assistant Secretary
  Christine M. Luchi.................................................  47   Vice President of Operations

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

ITEM 2. PROPERTY

  The Company's corporate headquarters are located in a 35,000 square foot facility which is comprised of 15,000 square feet of office space and 20,000 square feet of warehouse space. The facility is leased from the State of New York at an annual rent of approximately $88,000. The term of this lease, inclusive of two five-year renewal options, expires in 2013, and the lease provides for rental increases for each renewal term based on increases in the consumer price index, not to exceed 20% of the then current rent.

  The Company entered into a sublease for a new distribution center in fiscal 1997. The facility, which is located within one mile of the Company's office, contains approximately 110,000 square feet of warehouse space. The sublease is triple net and is for a term, inclusive of two one-year renewal options, expiring in 2002. The base monthly rental for this facility is approximately $31,500.

  Management believes that the capacity of the corporate headquarters and distribution center will be sufficient for the next 24 months.

  At January 29, 2000, the Company operated 84 permanent stores and 24 seasonal stores in 25 states. The permanent stores occupied 195,753 gross square feet of leased space, with the stores ranging in size from 1,000 to 3,200 square feet. The Company's permanent stores typically have lease terms ranging from seven to ten years, and the lease terms for existing permanent stores expire between 2000 and 2010. Seasonal stores have lease terms ranging from month-to-month to three years. The Company's store leases generally provide for percentage rent based upon sales.

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

ITEM 3. LEGAL PROCEEDINGS

    In November 1999, a lawsuit was filed against the Company by Native America Arts, Inc. in the Federal District Court for the Northern District of Illinois. The lawsuit, entitled Native American Arts, Inc. v World of Science, Inc., alleges that the Company sold products which were falsely represented to be made by Native American Indians in violation of The Indian Arts and Crafts Act of 1990. The lawsuit seeks compensatory and punitive damages. The Company disputes the allegations of wrongdoing in the complaint and believes there are substantial defenses to the lawsuit.

    From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition and operating results. The Company maintains general liability insurance coverage in amounts deemed adequate by management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

    World of Science, Inc. Common Stock, $.01 par value, is traded on The Nasdaq SmallCap Market(sm) under the symbol WOSI. The following quotations are furnished by Nasdaq for the periods indicated. These quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions.

                      First           Second           Third         Fourth
                     Quarter          Quarter         Quarter        Quarter
                     -------          -------         -------        -------
                   High     Low     High     Low    High    Low    High    Low
     1999        4 13/16   2 1/8   3 5/16  2        2 5/16    3/4  2 5/32    1/2
     1998        3 3/4     2 1/16  3 1/2   2 7/16   2 3/4  1 7/8   3 7/8  2 1/16

_______________________________

(1) Market prices reflected are for the period of July 8, 1997 (date Company's initial public offering commenced) through August 2, 1997 (date second quarter of fiscal 1997 ended).

    As of April 14, 1999, there were approximately 123 holders of record of the Company's Common Stock and approximately 1,620 beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                 Fiscal Year Ended
                                                                                 -----------------
                                                   January 29,    January 30,     January 31,    February 1,    January 28,
                                                      2000           1999           1998            1997           1996
                                                      ----           ----           ----            ----           ----
                                                            (in thousands, except per share and store operating data)
Statement of Income Data:
  Net sales.....................................   $    61,135    $    60,709      $    54,259   $    44,563    $    37,265
  Cost of sales and occupancy expenses..........        44,968         40,473           35,922        28,630         23,957
                                                   -----------    -----------      -----------   -----------    -----------
  Gross profit..................................        16,167         20,236           18,337        15,933         13,308
  Selling, general and administrative
    Expenses....................................        19,781         17,452           15,158        12,593         10,680
                                                   -----------    -----------      -----------   -----------    -----------
  Operating income (loss).......................        (3,614)         2,784            3,179         3,340          2,628
  Interest expense, net.........................           556            265              237           394            418
                                                   -----------    -----------      -----------   -----------    -----------
  Income (loss) before income taxes.............        (4,170)         2,519            2,942         2,946          2,210
  Income tax expense (benefit)..................       ( 1,668)           999            1,182         1,210            906
                                                   -----------    -----------      -----------   -----------    -----------
  Net income (loss).............................       ($2,502)   $     1,520      $     1,760   $     1,736    $     1,304
                                                   ===========    ===========      ===========   ===========    ===========
  Net income (loss) per share:
    Basic.......................................       ( $0.53)         $0.31            $0.40         $0.50          $0.37
                                                   ===========    ===========      ===========   ===========    ===========
    Diluted (2).................................       ( $0.53)         $0.31            $0.40         $0.49          $0.35
                                                   ===========    ===========      ===========   ===========    ===========

Store Operating Data:
  Selected Permanent Store Data:
    Number of stores at beginning of period.....            74             56               44            37             33
    Number of stores at end of period...........            84             74               56            44             37
    Total net sales.............................   $42,139,000    $38,830,000      $30,055,000   $23,998,000    $20,241,000
    Percentage increase (decrease) in
    comparable store net sales(3)(4)............          (9.4%)          4.4%             1.5%          3.5%           3.1%
    Total square footage at end of period(5)....       195,753        170,321          123,678        94,348         75,182
    Average net sales per square foot(3)(5).....   $       221    $       260      $       262   $       275    $       272
    Average net sales per store (3)(5)..........   $   512,000    $   580,000      $   572,000   $   575,000    $   544,000
  Selected Seasonal Store Data:
    Number of stores at beginning of period.....            71             60               62            37             40
    Peak number of stores during period(6)......            75            101              101            85             71
    Total net sales.............................   $18,602,000    $21,871,000      $24,204,000   $20,565,000    $17,019,000
  Selected Internet Site Data
    Total net sales.............................   $   394,000    $     8,000              N/A           N/A            N/A
    Average order...............................   $        69            N/A              N/A           N/A            N/A

                                                   January 29,    January 30,      January 31,   February 1,   January 28,
                                                      2000           1999              1998          1997           1996
                                                      ----           ----              ----          ----           ----
                                                                                  (in thousands)
Balance Sheet Data:
  Cash and cash equivalents.....................   $     1,572    $     3,543      $     6,742   $     2,014    $     1,620
  Working capital...............................         8,647         12,266           14,819         5,818          4,972

  Total assets..................................        27,761         26,164           25,432        15,274         12,855

  Total debt, including capital lease
    Obligations.................................         4,874            176              410           370            437

  Stockholders' equity..........................        19,278         21,823           20,952        10,480          8,745


(1) The fiscal year ended February 1, 1997 consisted of 53 weeks as compared with 52 weeks in all other years presented.
(2) Computed based on the weighted average number of shares of common stock and common stock equivalents, calculated using the treasury stock method. For fiscal 1995, the weighted average number of shares includes 654,550 shares owned by the Company's Chairman which were subject to an option granted by him to the Company's former President, which option terminated unexercised on January 17, 1996. The 654,550 shares were considered in the diluted net income per share calculation as common stock equivalents issued by the Company for that fiscal year.
(3) Percentage increase in comparable store net sales, average net sales per square foot and average net sales per store are adjusted to reflect a 52-week year for all years presented.
(4) A comparable store is defined as a permanent store which was open as a permanent store for at least one full fiscal year as of the beginning of the fiscal year.
(5) Average net sales per square foot and average net sales per store include only stores open for the entire fiscal period. Total square footage at end of period reflects the gross leased space of permanent stores open at the end of the period.
(6) Reflects the greatest number of seasonal stores open at any one time during the period, which is historically during the fourth quarter of a fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a leading specialty retailer of a variety of traditional and distinctive science and nature products. The Company's sales have grown from $37.3 million in fiscal 1995 to $61.1 million in fiscal 1999, primarily due to the Company's store expansion program and, to a lesser extent, increases in comparable store net sales. The Company's retail establishments consist of permanent and seasonal stores. Permanent World of Science stores are open year-round under long-term leases, contain an average of 2,000 square feet of selling space, maintain approximately 2,600 SKUs in inventory, and are characterized by an upscale store facade and interior package. Seasonal stores are open during the holiday selling season, or for an extended period beyond the holiday selling season, under shorter term leases with terms ranging from month-to-month to three years. Seasonal stores contain an average of 1,500 square feet of selling space, maintain approximately 1,950 SKUs in inventory and are typically located in available in-line mall space. The cost of opening seasonal stores is substantially lower and the lead time is substantially shorter than those associated with permanent stores.

     Since the Company's opening of its first World of Science store in 1984, the Company has expanded to 84 permanent stores as of January 29, 2000. Since opening its first seasonal store in fiscal 1992, the Company has increased the use of this store format, operating 75 seasonal stores during the fiscal 1999 holiday selling season. The Company strives to maintain an appropriate balance between permanent stores and seasonal stores, taking into account such factors as management time demands, return on investment and site availability.
Although the Company will continue its active program of seasonal store operations, it is placing greater emphasis on the opening of new permanent stores. The Company opened 13 new permanent stores and closed three permanent stores in fiscal 1999, opened 20 new permanent stores and closed two permanent stores in fiscal 1998 and opened 12 new permanent stores in fiscal 1997. The Company presently anticipates opening only one new permanent store in fiscal 2000. The Company operated 75 seasonal stores during the fiscal 1999 holiday selling season and anticipates operating approximately 65 seasonal stores during the fiscal 2000 holiday selling season.

     The Company's business is subject to substantial seasonal variations. Historically, a significant portion of the Company's sales and all of its net income have been realized during the months of November and December, and net sales have generally been significantly lower from January through October, resulting in losses in the first three quarters. The Company expects that, given its dependence on the holiday selling season, it will continue to experience losses in the first three fiscal quarters. In addition, as a result of the Company's expansion, management believes that the Company may experience greater losses in the first three quarters of fiscal 2000 than it has experienced over the past two years.

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

     A comparable store is a permanent store which has been open as a permanent store for at least one full fiscal year as of the beginning of the fiscal year. Comparable store net sales increases (decreases) for fiscal 1999, 1998, and 1997, were (9.4%), 4.4% and 1.5%, respectively. The number of comparable stores in fiscal 1999, 1998, 1997, was 54, 43 and 37 respectively. Average net sales per square foot declined in fiscal 1999 due to lower sales per square foot in new permanent stores opened in fiscal 1998, reduced plush sales, liquidation by a competitor and an overall sales decline in our industry. Average sales per store decreased in fiscal 1999 due to a $3.9 million sales drop in plush sales and lower comparable store sales.

     The seasonal store program, which began in 1992, allows the Company to expand its presence in the marketplace and take advantage of available in-line mall retail space with minimal capital investment. Over the years the program has made significant contributions to both sales and earnings while providing a good testing ground for new permanent store locations. In fiscal 1998 and 1999 the Company experienced a decline in the quality of available space in its seasonal store program due to a lack of space available in the better malls, and increased competition from other retailers vying for available mall locations during the holiday selling season. As a result of the recent trends associated with its seasonal store program, the Company has placed greater emphasis in its permanent store base in order to become less dependent on the availability of seasonal store locations from year to year to achieve significant sales growth.

     The Company's sales were negatively impacted in fiscal 1999 due to decreased available supply of particular plush products. For fiscal 1999 plush sales accounted for 7.2% of total sales as compared to 13.7% in fiscal 1998. The impact on fiscal 1998 was greater due in part to a special one-time purchase of fast selling plush items which had a positive effect on both sales and operating results during the third quarter of fiscal 1998. Plush sales are expected to decline further in fiscal 2000.

Results of Operations

  The following table sets forth, for the fiscal years indicated, certain financial data as a percentage of sales. Results for any one or more periods are not necessarily indicative of future results.


                                                                                 Percentage of Net Sales
                                                                                  for Fiscal Year Ended
                                                                      ---------------------------------------------

                                                                       January 29,     January 30,    January 31,
                                                                          2000            1999           1998
                                                                         -----           -----          -----
Net sales...........................................................     100.0%          100.0%         100.0%
Cost of sales and occupancy expenses................................      73.6            66.7           66.2
                                                                         -----           -----          -----
Gross profit........................................................      26.4            33.3           33.8
Selling, general and administrative expenses........................      32.4            28.7           27.9
                                                                         -----           -----          -----
Operating income (loss).............................................      (5.9)            4.6            5.9
Interest expense, net...............................................       0.9             0.4            0.5
                                                                         -----           -----          -----
Income (loss) before income taxes...................................      (6.8)            4.2            5.4
Income tax expense (benefit)........................................      (2.7)            1.7            2.2
                                                                         -----           -----          -----
Net income (loss)...................................................      (4.1%)           2.5%           3.2%
                                                                         =====           =====          =====

Comparison of Fiscal 1999 to Fiscal 1998

Sales. Sales increased to $61.1 million from $60.7 million, an increase of $400,000, or 0.7%. Of this increase in sales: $13.6 million was attributable to thirteen new permanent stores opened during fiscal 1999 and twenty permanent stores in operation for less than one year as of the beginning of fiscal 1998; $386,000 was attributable to increased internet sales. These increases were partially offset by comparable store sales declining $3.0 million due primarily to decreased available supply of particular plush items, and seasonal store sales declining $2.5 million due to lower average seasonal stores sales and the operation of fewer seasonal stores. Comparable store sales for the Company's permanent stores decreased 9.4% in fiscal 1999.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses increased to $45.0 million from $40.5 million, an increase of 11.1%. As a percentage of sales, it increased to 73.6% from 66.7%. The dollar increase was due to increased store occupancy costs from more permanent stores in operation in fiscal 1999 and increased costs of sales due to higher sales. The percentage of sales increase was due to increased store occupancy costs being spread over a lower than expected sales base caused by a decline in seasonal store sales in 1999. Margins for products sold decreased 2.5% due to discounting of product in the third and fourth quarters of fiscal 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19.8 million from $17.5 million, an increase of 13.3%. As a percentage of sales, it increased to 32.4% from 28.7%. The dollar increase was due to supporting higher sales levels and an increased number of permanent stores in fiscal 1999. The percentage of sales increase was due to increased selling, general and administrative expenses being spread over a lower than expected sales base caused by a decline in average store sales in 1999.

Interest Expense, Net. Net interest expense increased to $556,000 in fiscal 1999 from $265,000 in fiscal 1998, primarily as a result of higher average borrowings during fiscal 1999.

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

  The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $4.1 million in fiscal 1999 as compared to cash flow provided by operations of $2.6 million in fiscal 1998. This was due to the net loss from operations combined with increased levels of inventories and other working capital items.

  During fiscal 1999 the Company had a revolving line of credit for inventory financing, secured by the Company's inventory ("old revolving line of credit"). Under this line, the Company could borrow up to the lesser of $24.0 million, or 40% to 75% of the Company's inventory book value depending on the time of year. The line bore interest at the bank's prime rate or LIBOR plus 150 basis points. The credit agreement for this line of credit prohibited the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $650,000 in the aggregate in any fiscal year. As of January 29, 2000, there was $4.7 million outstanding under this line of credit. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs.

  On March 21, 2000 the Company entered into a new credit facility agreement with a lender specializing in retail finance. Proceeds from this new line of credit were used to discharge in full the Company's indebtedness under its revolving line of credit. The credit facility provides the lesser of $20.0 million, or 53% to 80% of the Company's eligible inventory depending on the time of the year. Any borrowings in excess of a pre-defined inventory advance rate will pay interest at the lender's over-advanced rate. The credit facility will be used for inventory financing and other working capital needs. The facility also includes a sublimit of $2,000,000 for letters of credit and expires on March 31, 2003. The line of credit under the inventory advance rate bears interest at the lender's base commercial lending rate (8.5% at January 29, 2000), and borrowings under the over-advanced facility bears interest at the lender's base commercial lending rate plus 2% per annum (10.5% at January 29, 2000). All borrowings under the facility will be secured by a perfected security interest in all assets of the Company. The Company is also required to pay interest on the unused portion of the line of credit at a rate of 1/4 of 1% per year. The lines of credit contain certain covenants and conditions relating to cash management, weekly, monthly, quarterly and annual reports, mutually satisfactory financial performance requirements, limitations on dividends and distributions as well as common stock repurchases during any twelve month period. If the facility is terminated prior to March 31, 2003, the Company will pay any early termination fee between 0-2% of the maximum borrowing under the line of credit depending on the reason for termination.

  Maximum borrowings under the Company's old revolving line of credit peaked at $16.2 million, $13.6 million, and $8.7 million during fiscal 1999, fiscal 1998, and fiscal 1997, respectively, and averaged $7.2 million, $3.9 million, and $2.7 million, respectively, for those fiscal years.

  As of January 29, 2000, outstanding capital lease obligations and total debt amounted to $197,000, all of which represented capital lease obligations. The capital lease obligations have terms expiring in fiscal 2002.

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

  Capital expenditures in fiscal 1999, net of landlord build-out allowances, were $2.4 million, as compared to $4.9 million in fiscal 1998. The Company anticipates capital expenditures of approximately $500,000 in fiscal 2000. In addition to the cost of new store construction, the Company expects to make upgrades to its network and internet systems.

  In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for a period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its old credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 318,800 shares in the third quarter of fiscal 1998 for $649,000. In December 1998, the Company's Board of Directors authorized and received bank approval for a second repurchase program of up to $650,000 of the Company's common stock under terms similar to the previous stock repurchase program. The Company repurchased 25,050 in the second and third quarter of fiscal 1999 for $43,000. The new credit agreement limits future common stock repurchases during any twelve month period.

  In response to softness in fiscal 1999 sales activity within our product segment, management developed a cash flow model projecting cash proceeds against working capital needs through fiscal 2000. At April 28, 2000 the Company appears to be on plan with its cash flow estimates, however, management continues to actively explore additional sources of financing opportunities for potential working capital needs for the balance of the fiscal year and into fiscal 2001. There are no assurances that such financings will be available.

Year 2000 Matters

  The Company's fiscal 1998 form 10-K and fiscal 1999 10-Q's detailed the nature and extent of the Company's efforts to prepare for the year 2000 (Y2K) date changeover. By any measure, the efforts were a success. There were no major Y2K incidents that affected the Company. The Company will continue to monitor its internal and external resources for possible disruptions related to Y2K, but anticipates none.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                            Page
                                                                                                                          --------
Independent Auditors' Report............................................................................................        15

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.................................................        16

Consolidated Statements of Operations for the years ended January 29, 2000, January 30, 1999 and January 31, 1998.......        17

Consolidated Statements of Stockholders' Equity for the years ended January 29, 2000, January 30, 1999 and January 31,
 1998...................................................................................................................        18

Consolidated Statements of Cash Flows for the years ended January 29, 2000, January  30, 1999 and January 31, 1998......        19

Notes to Consolidated Financial Statements including supplementary data entitled
"Selected Quarterly Financial Data (Unaudited)".........................................................................     20-28


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

  None

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
World of Science, Inc.:

  We have audited the accompanying consolidated balance sheets of World of Science, Inc. and subsidiary (Company) as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World of Science, Inc. and subsidiary as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles.

                                                       KPMG, LLP



March 24, 2000
Rochester, New York

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                                       January 29,         January 30,
                                                                                          2000                 1999
                                                                                       -----------         -----------
                                               Assets
Current assets:
  Cash and cash equivalents..........................................................   $ 1,571,856         $ 3,543,028
  Accounts receivable................................................................       216,983             442,883
  Inventories........................................................................    11,804,385          10,224,528
  Prepaid expenses and other current assets..........................................       612,008             739,326
  Income taxes receivable............................................................     1,265,946                  --
  Deferred income taxes..............................................................       747,300             664,000
                                                                                        -----------         -----------
     Total current assets............................................................    16,218,478          15,613,765

Property, equipment and leasehold improvements, net..................................    10,280,529           9,678,485
Deferred income taxes................................................................     1,261,500             872,000
                                                                                        -----------         -----------
     Total assets....................................................................   $27,760,507         $26,164,250
                                                                                        ===========         ===========

                               Liabilities and Stockholders' Equity
Current liabilities:
  Line of credit.....................................................................   $ 4,677,862         $        --
  Current installments of obligations under capital leases...........................       122,371              93,606
  Accounts payable...................................................................     1,904,029           1,362,163
  Accrued expenses...................................................................       718,559             496,606
  Accrued sales taxes................................................................       148,475             150,499
  Income taxes payable...............................................................            --           1,245,178
                                                                                        -----------         -----------
     Total current liabilities.......................................................     7,571,296           3,348,052

Obligations under capital leases, excluding current installments.....................        74,196              82,148
Accrued occupancy expense............................................................       837,014             911,049
                                                                                        -----------         -----------
     Total liabilities...............................................................     8,482,506           4,341,249
                                                                                        -----------         -----------

Commitments and contingencies (notes 4, 6 and 10)

Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares;
    no shares issued and outstanding.................................................            --                  --
  Common stock, $.01 par value. Authorized 10,000,000 shares;
    issued 5,079,955 shares..........................................................        50,800              50,800
  Additional paid-in capital.........................................................    11,398,143          11,398,143
  Retained earnings..................................................................     8,521,546          11,023,483
  Treasury stock, 343,850 and 318,800 shares, at cost................................      (692,488)           (649,425)
                                                                                        -----------         -----------
     Total stockholders' equity......................................................    19,278,001          21,823,001
                                                                                        -----------         -----------
     Total liabilities and stockholders' equity......................................   $27,760,507         $26,164,250
                                                                                        ===========         ===========

         See accompanying notes to consolidated financial statements.

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Year Ended
                                                                           ---------------------------------------------
                                                                           January 29,      January 30,      January 31,
                                                                              2000             1999             1998
                                                                           -----------      -----------      -----------
Net sales................................................................  $61,134,924      $60,709,470      $54,259,279
Cost of sales and occupancy expenses.....................................   44,968,377       40,472,690       35,922,111
                                                                           -----------      -----------      -----------
  Gross profit...........................................................   16,166,547       20,236,780       18,337,168
Selling, general and administrative expenses.............................   19,780,936       17,452,990       15,157,933
                                                                           -----------      -----------      -----------
  Operating (loss) income................................................   (3,614,389)       2,783,790        3,179,235
Interest expense, net....................................................      555,548          264,561          237,106
                                                                           -----------      -----------      -----------
  (Loss) income before income taxes......................................   (4,169,937)       2,519,229        2,942,129
Income tax (benefit) expense.............................................   (1,668,000)         999,000        1,182,000
                                                                           -----------      -----------      -----------
  Net (loss) income......................................................  $(2,501,937)     $ 1,520,229      $ 1,760,129
                                                                           ===========      ===========      ===========

  Net (loss) income per share - basic....................................  $     (0.53)     $      0.31      $      0.40
                                                                           ===========      ===========      ===========

  Net (loss) income per share - diluted..................................  $     (0.53)     $      0.31      $      0.40
                                                                           ===========      ===========      ===========

         See accompanying notes to consolidated financial statements.

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Additional                    Treasury         Total
                                                      Common Stock        Paid-In       Retained        Stock      Stockholders'
                                                   ------------------
                                                   Shares      Amount     Capital       Earnings       at Cost         Equity
                                                   ------      ------     -------       --------       -------         ------
Balance at January 31, 1998.....................  5,079,955   $ 50,800  $ 11,398,143   $ 9,503,254    $       --    $ 20,952,197
Repurchase of common stock......................         --         --            --            --      (649,425)       (649,425)
Net income......................................         --         --            --     1,520,229            --       1,520,229
                                                  ---------   --------  ------------   -----------    ----------    ------------

Balance at January 30, 1999.....................  5,079,955     50,800    11,398,143    11,023,483      (649,425)     21,823,001
Repurchase of common stock......................         --         --            --            --       (43,063)        (43,063)
Net loss........................................         --         --            --    (2,501,937)           --      (2,501,937)
                                                  ---------   --------  ------------   -----------    ----------    ------------

Balance at January 29, 2000.....................  5,079,955   $ 50,800  $ 11,398,143   $ 8,521,546    $ (692,488)   $ 19,278,001
                                                  =========   ========  ============   ===========    ==========    ============

         See accompanying notes to consolidated financial statements.

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended
                                                                           ----------------------------------------------
                                                                           January 29,      January 30,       January 31,
                                                                              2000             1999              1998
                                                                              ----             ----              ----
Cash flows from operating activities:
 Net (loss) income....................................................     $(2,501,937)     $ 1,520,229       $ 1,760,129
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization.......................................       1,944,447        1,654,838         1,349,662
  Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable..............................................         225,900         (329,395)          (59,149)
     Inventories......................................................      (1,579,857)         179,505        (3,476,996)
     Prepaid expenses and other current assets........................         127,318         (206,695)         (146,450)
     Income taxes receivable..........................................      (1,265,946)              --                --
     Deferred income taxes............................................        (472,800)        (327,000)         (301,000)
    (Decrease) increase in:
     Accounts payable.................................................         541,866           42,629          (249,692)
     Accrued expenses.................................................         221,953           87,768          (227,466)
     Accrued sales taxes..............................................          (2,024)         (10,833)           69,662
     Income taxes payable.............................................      (1,245,178)        (155,173)          (63,076)
     Accrued occupancy expense........................................         (74,035)         131,598           116,561
                                                                           -----------      -----------       -----------
       Net cash provided by (used in) operating activities............      (4,080,293)       2,587,471        (1,227,815)
                                                                           -----------      -----------       -----------

Cash flows from investing activities -- capital
 expenditures, net of minor disposals.................................      (2,389,990)      (4,902,649)       (2,584,079)
                                                                           -----------      -----------       -----------

Cash flows from financing activities:
 Repurchase of common stock...........................................         (43,063)        (649,425)               --
 Net proceeds from issuance of common stock...........................              --               --         8,711,693
 Net proceeds from line of credit.....................................       4,677,862               --                --
 Principal payments on long-term debt.................................              --          (68,695)          (68,922)
 Principal payments on capital leases.................................        (135,688)        (165,735)         (103,069)
                                                                           -----------      -----------       -----------

Net cash provided by (used in) financing activities...................       4,499,111         (883,855)        8,539,702
                                                                           -----------      -----------       -----------

Net increase (decrease) in cash and cash equivalents..................      (1,971,172)      (3,199,033)        4,727,808
Cash and cash equivalents at beginning of year........................       3,543,028        6,742,061         2,014,253
                                                                           -----------      -----------       -----------
Cash and cash equivalents at end of year..............................     $ 1,571,856      $ 3,543,028       $ 6,742,061
                                                                           ===========      ===========       ===========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest............................................................     $   560,512      $   353,429       $   281,136
  Income taxes........................................................     $ 1,315,924      $ 1,481,173       $ 1,559,077
                                                                           ===========      ===========       ===========

Noncash financing activity:
 Acquisition of equipment under a capital lease.......................     $   156,501      $        --       $   212,539
                                                                           ===========      ===========       ===========

         See accompanying notes to consolidated financial statements.

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-Year Period Ended January 29, 2000

(1) Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

     World of Science, Inc. and subsidiary (the Company), a Rochester, New York based corporation, markets and distributes a large variety of science and nature related products through its World of Science(R) retail stores, generally located in regional shopping malls in the eastern half of the United States, and its Internet store located at www.worldofscience.com.

     The Company currently operates 84 permanent World of Science stores, including 13 new permanent stores in fiscal 1999. Permanent stores typically operate under 7 to 10 year leases in mall locations.

     The Company also operated 75 World of Science seasonal stores during the fiscal 1999 holiday season of which 24 were still open at the end of fiscal 1999. Seasonal stores operate under shorter-term lease agreements ranging from month to month to three years. Although seasonal store leases do not include a long-term commitment with mall owners, management fully expects to renew or replace these leases for the fiscal 2000 holiday season.

     In April 1999, the Company formed a wholly-owned subsidiary named WOSI on the WEB, Inc., which focuses on the operation of the web site. The site is designed to facilitate business to customer sales transactions over the Internet. Certain administrative costs of the subsidiary are supported through World of Science, Inc. headquarters operations.

 Fiscal Year

     Reference to a fiscal year refers to the calendar year in which such fiscal year commences. Accordingly, fiscal 1999 ended on January 29, 2000, fiscal 1998 ended on January 30, 1999 and fiscal 1997 ended on January 31, 1998.

     The Company's fiscal year ends on the Saturday closest to January 31. There were 52 weeks in fiscal year 1999, 1998 and 1997.

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

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

 Occupancy Expense

  Occupancy expense is recorded on the straight-line basis over the term of the lease, including certain leases under which lease payments escalate over the term of the lease. Accrued occupancy expense is recorded for the excess of expense determined on a straight-line basis over cash payments during the escalation period.

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

 Stock Option Plans

  The Company accounts for its stock option plans in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, which recognizes compensation on the date of grant only if the current market price of the underlying stock is in excess if the exercise price of the stock option. By electing to continue to apply the provisions of APB Opinion No. 25 a company must also provide pro forma net income and pro forma earnings (loss) per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123 in note 9.

 Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

Share and Per Share Amounts

     Basic net income (loss) per share for fiscal 1999, 1998 and 1997 was computed by dividing net income (loss) by the total of weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the effects of common stock issuable upon exercise of dilutive stock options and warrants.

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

Principals of Consolidation

     The accompanying consolidated financial statements include activity from the Company's wholly owned subsidiary WOSI on the Web, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

(2) Treasury Stock

     During fiscal 1998 the Company's Board of Directors authorized two common stock repurchase programs of up to $650,000 each of the Company's common stock. In fiscal 1998, the Company repurchased 318,800 shares of common stock for $649,425 and in fiscal 1999 the Company repurchased 25,050 shares of common stock for $43,063.

(3) Property, Equipment and Leasehold Improvements

     A summary of property, equipment and leasehold improvements follows:

                                                                                         January 29,             January 30,
                                                                                            2000                    1999
                                                                                            ----                    ----
       Leasehold improvements--open stores..........................................     $12,751,179             $10,706,098
       Furniture, equipment and temporary store fixtures............................       5,278,676               4,689,580
       Construction in progress - stores under construction.........................         384,674                 611,112
                                                                                         -----------             -----------
                                                                                          18,414,529              16,006,790
       Less accumulated depreciation and amortization...............................       8,134,000               6,328,305
                                                                                         -----------             -----------
                                                                                         $10,280,529             $ 9,678,485
                                                                                         ===========             ===========

     Construction allowances received from shopping mall developers totaling $725,013 and $1,332,248 in fiscal 1999 and 1998, respectively, have been recorded as reductions of leasehold improvements.

     Construction in progress at January 29, 2000 consists of leasehold improvements and fixtures for stores which will be opening in fiscal 2000 or future years. All stores with construction in progress at January 30, 1999 were opened during the year ended January 29, 2000.

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

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

     The future minimum lease payments under noncancelable operating leases executed as of March 24, 2000 and the present value of future minimum capital lease payments as of January 29, 2000 are as follows:

                                                                                              Capital          Operating
                                                                                               Leases            Leases
                                                                                               ------            ------
Fiscal year:
     2000............................................................................         $127,584        $ 7,461,178
     2001............................................................................           66,701          6,350,778
     2002............................................................................            8,916          5,923,290
     2003............................................................................               --          5,284,159
     2004............................................................................               --          4,950,670
     After 2004......................................................................               --         15,910,818
                                                                                              --------        -----------
     Total minimum lease payments....................................................          203,201        $45,880,893
                                                                                                              ===========

  Less amount representing interest..................................................            6,634
                                                                                              --------

  Present value of net minimum capital lease payments................................          196,567

  Less current installments of obligations under capital leases......................          122,371
                                                                                              --------

  Obligations under capital leases, excluding current installments...................         $ 74,196
                                                                                              ========

     Certain lease agreements for retail space provide for contingent rental payments in excess of the minimum required payments if the specific store exceeds certain sales levels. Rent expense in excess of the minimum required amounts for the stores was $83,888, $176,261, and $257,739, for fiscal years 1999, 1998, and 1997, respectively.

     Total rent expense under all leases amounted to $13,194,445, $11,163,190, $9,596,122 for fiscal years 1999, 1998, and 1997, respectively.

(5) Income Taxes

     Income tax expense (benefit) for fiscal years 1999, 1998, and 1997, consists of the following:

                                                                            Federal             State            Total
                                                                            -------             -----            -----
     1999
       Current......................................................      $(1,153,600)        $ (41,600)      $(1,195,200)
       Deferred.....................................................          (99,300)         (373,500)         (472,800)
                                                                          -----------         ---------       -----------
                                                                          $(1,252,900)        $(415,100)      $(1,668,000)
                                                                          ===========         =========       ===========
     1998
       Current......................................................      $ 1,051,000         $ 275,000       $ 1,326,000
       Deferred.....................................................         (263,000)          (64,000)         (327,000)
                                                                          -----------         ---------       -----------
                                                                          $   788,000         $ 211,000       $   999,000
                                                                          ===========         =========       ===========
     1997
       Current......................................................      $ 1,151,000         $ 332,000       $ 1,483,000
       Deferred.....................................................         (250,000)          (51,000)         (301,000)
                                                                          -----------         ---------       -----------
                                                                          $   901,000         $ 281,000       $ 1,182,000
                                                                          ===========         =========       ===========

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

     A reconciliation of the expected tax expense, computed by applying the statutory income tax rate of 34% to income before income taxes, to the actual income tax expense follows:

                                                                              1999               1998             1997
                                                                              ----               ----             ----
     Computed expected tax expense..................................      $(1,417,800)         $852,000        $1,000,000
     State taxes, net of federal benefit............................         (274,000)          139,000           185,000
     Other, net.....................................................           23,800             8,000            (3,000)
                                                                          -----------          --------        ----------
                                                                          $(1,668,000)         $999,000        $1,182,000
                                                                          ===========          ========        ==========
        Effective tax rate..........................................             40.0%             39.7%             40.2%
                                                                          ===========          ========        ==========

     The significant components of deferred tax assets are presented below:

                                                                                          January 29,        January 30,
                                                                                             2000               1999
                                                                                             ----               ----
     Deferred tax assets:
        Inventory....................................................................     $  697,000         $  619,000
        Accrued occupancy expense....................................................        382,000            364,000
        Depreciation.................................................................        741,000            535,000
        Net operating loss carryover.................................................        138,300                 --
        Other........................................................................         50,500             18,000
                                                                                          ----------         ----------
           Total gross deferred tax assets...........................................      2,008,800          1,536,000
        Less valuation allowance.....................................................             --                 --
                                                                                          ----------         ----------
           Net deferred tax assets...................................................     $2,008,800         $1,536,000
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

(6) Lines of Credit

     During fiscal 1999 the Company had an available revolving line of credit totaling $24,000,000 with interest at the equivalent of the prime rate or Libor + 1.5%. Total amounts outstanding under this facility were limited to a maximum of the book value of inventory ranging from 40% to 75% depending on the time of year. There was $4,677,862 and $-0- outstanding under this arrangement as of January 29, 2000 and January 30, 1999, respectively.

      During fiscal 1999 the Company paid a commitment fee on the unused portion of the revolving line of credit which was calculated at a rate of 1/4 of 1.0%. The line was collateralized by warehouse and store inventory.

     At January 29, 2000 and January 30, 1999 no banker acceptances were outstanding, and the Company was contingently liable under outstanding letters of credit of $156,767 and $15,040, respectively.

     The maximum outstanding balance under this line of credit during fiscal years 1999 and 1998 was $16,153,000 and $13,600,000, respectively. The average balance outstanding was $7,207,000 and $3,886,000 for fiscal 1999 and 1998, respectively.

     On March 21, 2000 the Company entered into a new credit facility agreement with a lender specializing in retail finance. The credit facility provides the lesser of $20 million, or 53% to 80% of the Company's eligible inventory depending on the time of the year. Any borrowings in excess of a pre-defined inventory advance rate will pay interest at the lender's over advanced rate. The credit facility will be used for inventory financing and other working capital needs. The facility also includes a sublimit of $2,000,000 for letters of credit and expires on March 31, 2003. The line of credit under the inventory advance rate bears interest at the lender's base commercial lending rate (8.5% at January 29, 2000), and borrowings under the overadvanced facility bears interest at the lender's base commercial lending rate plus 2% per annum (10.5% at January 29, 2000). All borrowings under the facility will be secured by a perfected security interest in all assets of the Company. The Company is also required to pay interest on the unused portion of the line of credit at a rate of 1/4 of 1.0% per year.

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

     The lines of credit contain certain covenants and conditions relating to cash management, weekly, monthly, quarterly and annual reports, mutually satisfactory financial performance requirements, limitations on dividends and distributions as well as common stock repurchases during any twelve month period. If the facility is terminated prior to March 31, 2003, the Company will pay an early termination fee between 0-2% of the maximum borrowing under the line of credit depending on the reason for termination.

(7) Benefit Plans

     The Company does not currently offer and has not offered in the past, postemployment or postretirement benefits to its current or former employees, and accordingly, does not have a recorded liability for such benefits.

     The Company sponsors a 401(k) plan for all employees who have met certain eligibility requirements. The Company matches 50% of employee contributions to the plan up to a maximum match of 2.5% of employee compensation. For fiscal 1999, 1998 and 1997, total expenses under the plan were $71,103, $60,250, and $71,027, respectively.

(8)  Net Income (Loss) Per Share

     Basic and diluted earnings (loss) per share for the years ended January 29, 2000, January 30, 1999, and January 31, 1998 are as follows:

                                                                            Weighted
                                                          Net (loss)         Average         Earnings (loss)
                                                            Income           Shares             per Share
                                                            ------           ------             ---------
For the Year Ended January 29, 2000
-----------------------------------

Basic EPS............................................    $(2,501,937)       4,749,285            $(0.53)
                                                                                                 ======
Dilutive effect of Outstanding Stock Options.........                              --
Diluted EPS..........................................    $(2,501,937)       4,749,285            $(0.53)
                                                         ===========        =========            ======

For the Year Ended January 30, 1999
-----------------------------------

Basic EPS............................................    $ 1,520,229        4,947,246            $ 0.31
                                                                                                 ======
Dilutive effect of Outstanding Stock Options.........                          16,646
                                                                            ---------
Diluted EPS..........................................    $ 1,520,229        4,963,892            $ 0.31
                                                         ===========        =========            ======

For the Year Ended January 31, 1998
-----------------------------------

Basic EPS............................................    $ 1,760,129        4,361,823            $ 0.40
                                                                                                 ======
Dilutive effect of Outstanding Stock Options.........                          83,246
                                                                            ---------
Diluted EPS..........................................    $ 1,760,129        4,445,069            $ 0.40
                                                         ===========        =========            ======

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

(9) Stock Options and Warrants

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

     Options granted to employees vest 20% upon grant date with the remaining 80% vesting ratably over a four year period. Options granted to employees prior to fiscal 1996 and options granted to directors vested 100% upon grant date.

     At January 29, 2000, there were 302,500 shares available for grant under the Plans, 128,500 shares were granted during fiscal 1999. The per share weighted-average fair value of stock options granted during fiscal 1999 was $2.31. No shares were granted in fiscal 1998. The fair value of options at the date of grant was estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                           1999          1998       1997
                                                           ----          ----       ----
       Expected life (years)..........................       5.0          --         5.0
       Dividend yield.................................        --          --          --
       Risk-free interest rate........................      6.00%         --        6.00%
       Expected volatility............................    134.83%         --       73.31%

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                          1999               1998
                                                                                          ----               ----
      Net income (loss):
         As reported.................................................................  $(2,501,937)       $1,520,229
         Pro forma...................................................................   (2,563,351)        1,464,362
      Net income (loss) per share -basic:
         As reported.................................................................  $     (0.53)       $     0.31
         Pro forma...................................................................  $     (0.54)       $     0.30
      Net income (loss) per share -diluted:
         As reported.................................................................  $     (0.53)       $     0.31
         Pro forma...................................................................  $     (0.54)       $     0.30

     Proforma net income reflects only options granted subsequent to January 28, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to fiscal 1996 is not considered. Proforma amounts for compensation cost may not be indicative of the effects on earnings for future years.

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

     The following is a summary of the change in options outstanding for fiscal 1999, 1998 and 1997:


                                                                                                            Weighted
                                                                                          Number of          Average
                                                                                           Options       Exercise Price
                                                                                           -------       --------------
     Outstanding at February 1, 1997................................................       165,000            $2.50
        Granted.....................................................................        28,000             4.75
        Exercised...................................................................       (17,000)            2.10
        Terminated..................................................................        (8,000)            3.00
                                                                                           -------
     Outstanding at January 31, 1998................................................       168,000             2.89
        Granted.....................................................................            --               --
        Exercised...................................................................            --               --
        Terminated..................................................................            --               --
                                                                                           -------
     Outstanding at January 30, 1999................................................       168,000             2.89
        Granted.....................................................................       128,500             2.31
        Exercised...................................................................            --               --
        Terminated..................................................................       (51,000)            2.64
                                                                                           -------
     Outstanding at January 29, 2000................................................       245,500             2.64
                                                                                           =======

     At January 29, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:


                                     Options Outstanding                        Options Exercisable
                     ----------------------------------------------------  -----------------------------
                                    Weighted Average
 Range of Exercise                      Remaining        Weighted Average    Number     Weighted Average
      Prices         Outstanding    Contractual Life      Exercise Price   Exercisable   Exercise Price
      ------         -----------    ----------------     ----------------  -----------  ----------------
   $1.80 - 2.50         90,000           5 years               $2.26          80,000          $2.23
   $3.00 - 4.75         56,000           7 years                3.81          41,200           3.73
   $1.06 - 2.75         99,500           9 years                2.31          24,700           2.31
                       -------           -------               -----         -------          -----
                       245,500           7 years               $2.64         145,900          $2.66
                       =======           =======               =====         =======          =====

                     WORLD OF SCIENCE, INC. AND SUBSIDIARY

(10) Legal Matters

     In November 1999, a lawsuit was filed against the Company by Native America Arts, Inc. in the Federal District Court for the Northern District of Illinois. The lawsuit, entitled Native American Arts, Inc. v. World of Science, Inc., alleges that the Company sold products which were falsely represented to be made by Native American Indians in violation of The Indian Arts and Crafts Act of 1990. The lawsuit seeks compensatory and punitive damages. The Company disputes the allegations of wrongdoing in the complaint and believes there are substantial defenses to the lawsuit.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition and operating results. The Company maintains general liability insurance coverage in amounts deemed adequate by management.

(11) Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data for fiscal 1999 and 1998 follows (in thousands except per share data):

                                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter  Fiscal Year
                                   --------------  ---------------  --------------  --------------  ------------
Fiscal 1999
-----------
Net sales........................      $ 8,839         $ 9,074         $10,571          $32,651       $61,135
Gross profit.....................        1,364           1,070           1,302           12,431        16,167
Operating income (loss)..........       (2,616)         (3,156)         (3,630)           5,788        (3,614)
Net income (loss)................       (1,573)         (1,965)         (2,326)           3,362        (2,502)
Net income (loss) per share:
  Basic..........................        (0.33)          (0.41)          (0.49)            0.71         (0.53)
  Diluted........................        (0.33)          (0.41)          (0.49)            0.71         (0.53)

Fiscal 1998
-----------
Net sales........................      $ 7,863         $ 8,593         $10,594          $33,659       $60,709
Gross profit.....................        1,526           1,513           2,313           14,884        20,236
Operating income (loss)..........       (1,847)         (1,934)         (2,127)           8,691         2,783
Net income (loss)................       (1,079)         (1,177)         (1,384)           5,160         1,520
Net income (loss) per share:
  Basic..........................        (0.21)          (0.23)          (0.28)            1.08          0.31
  Diluted........................        (0.21)          (0.23)          (0.28)            1.08          0.31

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors is incorporated by reference from the section entitled "Election of Directors" in the World of Science definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2000 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is incorporated by reference from the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated by reference from the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated by reference from the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a). FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.


      1.  FINANCIAL STATEMENTS

          The following consolidated financial statements and supplementary data of the registrant and independent auditors' report on such financial statements are filed under Part II, Item 8.

                                                                                                                           Page
                                                                                                                           -----
Independent Auditors' Report.............................................................................................    15

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999..................................................    16

Consolidated Statements of Operations for the years ended January 29, 2000, January 30, 1999 and January 31, 1998........    17

Consolidated Statements of Stockholders' Equity for the years ended January 29, 2000, January 30, 1999 and January 31,
1998.....................................................................................................................    18

Consolidated Statements of Cash Flows for the years ended January 29, 2000, January 30, 1999 and January 31, 1998........    19

Notes to Consolidated Financial Statements including supplementary data entitled
"Selected Quarterly Financial Data (Unaudited)"..........................................................................  20-28

     2.   FINANCIAL STATEMENT SCHEDULES

          Schedules not listed above have been omitted because they are not applicable or are not required.

     3.   EXHIBITS

          A list of Exhibits required to be filed as part of this report is incorporated by reference on page 32 of this report.

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1999.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

    Date:  April 28, 2000     WORLD OF SCIENCE, INC.

                             (Registrant)

                             By:           /s/ CHARLES A. CALLAHAN
                                  ----------------------------------------------
                                               Charles A. Callahan
                                             VICE PRESIDENT, FINANCE
                                 CHIEF FINANCIAL OFFICER AND ASSISTANT SECRETARY


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                                                       TITLE
-----------------------------------------          ----------------------------------------------------------
         /s/ FRED H. KLAUCKE
-----------------------------------------          Chairman of the Board, President
             (Fred H. Klaucke)                       and Chief Executive Officer

         /s/ CHARLES A. CALLAHAN                   Vice President, Finance,
-----------------------------------------            Chief Financial Officer, and Assistant
             (Charles A. Callahan)                   Secretary (Principal Accounting
                                                     and Financial Officer)

         /s/ RICHARD B. CALLEN
-----------------------------------------          Director
             (Richard B. Callen)

         /s/ PATRICK J. FULFORD
-----------------------------------------          Director
             (Patrick J. Fulford)

         /s/ THOMAS A. JAMES
-----------------------------------------          Director
             (Thomas A. James)

Date:  April 28, 2000

                               INDEX TO EXHIBITS

Exhibit                                                                                 Incorporated Herein           Filed
 No.       Description                                                                    By Reference To           Herewith
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

10.8       Revolving Credit Agreement dated March 21, 2000                                                              X

11.1       Computation of Earnings Per Share.                                                                           X

21.1       Subsidiaries of the Company                                                                                  X

23.1       Consent of KPMG LLP.                                                                                         X

27.1       Financial Data Schedule.                                                                                     X

* Plan or agreement pursuant to which the Company's officers or directors have received compensation.