Form 10-Q
period 2000-04-29
WORLD OF SCIENCE INC
filed 2000-06-13
CIK 1035977

                         COMPANY: WORLD OF SCIENCE, INC.
                                  TICKER: WOSI
                                  EXCHANGE: nms

                                 FORM-TYPE: 10-Q

                          DOCUMENT DATE: April 29, 2000
                           FILING DATE: June 13, 2000

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2000

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                          Commission File No:000-22679

                             WORLD OF SCIENCE, INC.
                             ----------------------
             (Exact name of Registrant as specified in this charter)

          NEW YORK                                       16-0963838
          --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            900 Jefferson Road, Building 4, Rochester, New York 14623
            ---------------------------------------------------------
            (Address of principal executive offices)       (Zip code)

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

                    YES   X                 NO
                         ----                    ----

Common stock outstanding as of May 31, 2000:  4,736,105 shares of common stock.

                             WORLD OF SCIENCE, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations .....................3

         Condensed Consolidated Balance Sheets................................4

         Condensed Consolidated Statements of Cash Flows......................5

         Notes to Condensed Consolidated Financial Statements.................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................7-10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk - None

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities and Use of Proceeds - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K ...................................11


SIGNATURE....................................................................12

                             WORLD OF SCIENCE, INC.,
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                      ----------------------
                                                       APRIL 29,      MAY 1,
                                                         2000         1999
                                                      --------       -------

NET SALES                                             $  7,294       $ 8,839

COST OF SALES AND OCCUPANCY EXPENSES                     7,288         7,475
                                                      --------       -------
            GROSS PROFIT                                     6         1,364

SELLING, GENERAL & ADMINISTRATIVE EXPENSES               3,491         3,980
                                                      --------       -------

                         OPERATING LOSS                 (3,485)       (2,616)

INTEREST EXPENSE, NET                                      109             6
                                                      --------       -------

LOSS BEFORE INCOME TAXES                                (3,594)       (2,622)

INCOME TAX BENEFIT                                      (1,437)       (1,049)
                                                      --------       -------

NET LOSS                                              $ (2,157)      $(1,573)
                                                      ========       =======

NET LOSS PER SHARE (BASIC)                            $  (0.46)      $ (0.33)
                                                      ========       =======

NET LOSS PER SHARE (DILUTED)                          $  (0.46)      $ (0.33)
                                                      ========       =======

                WEIGHTED AVERAGE SHARES (BASIC)          4,736         4,761
               WEIGHTED AVERAGE SHARES (DILUTED)         4,736         4,783


      See accompanying notes to condensed consolidated financial statements

                             WORLD OF SCIENCE, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  APRIL 29, JANUARY 29,   MAY 1,
                                                                    2000       2000        1999
                                                                (UNAUDITED) (AUDITED)   (UNAUDITED)
                                                                  -------   ---------    ---------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                      $    71    $ 1,572     $    87
   ACCOUNTS RECEIVABLE                                                157        217         239
   INVENTORIES                                                     11,494     11,804      12,835
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                          665        612       1,039
   TAXES RECEIVABLE                                                 1,795      1,266       1,049
   DEFERRED INCOME TAXES                                              747        747         664
                                                                  -------    -------     -------
                      TOTAL CURRENT ASSETS                         14,929     16,218      15,913

PROPERTY, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                                      9,818     10,281      10,444

DEFERRED INCOME TAXES                                               1,262      1,262         872
                                                                  -------    -------     -------

TOTAL ASSETS                                                      $26,009    $27,761     $27,229
                                                                  =======    =======     =======
CURRENT LIABILITIES:
   LINE OF CREDIT                                                 $ 4,933    $ 4,678     $ 2,685
   CURRENT INSTALLMENTS OF OBLIGATIONS
       UNDER CAPITAL LEASES                                           117        122         119
   ACCOUNTS PAYABLE                                                 2,066      1,904       2,241
   ACCRUED EXPENSES                                                   732        867         814
   ACCRUED INCOME TAXES                                                 -          -          15
                                                                  -------    -------     -------
                   TOTAL CURRENT LIABILITIES                        7,848      7,571       5,874

OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING
   CURRENT INSTALLMENTS                                                49         75         167
ACCRUED OCCUPANCY EXPENSE                                             991        837         938
                                                                  -------    -------     -------

TOTAL LIABILITIES                                                   8,888      8,483       6,979
                                                                  -------    -------     -------
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE
     AUTHORIZED 5,000,000 SHARES;
     NO SHARES ISSUED AND OUTSTANDING
   COMMON STOCK, $.01 PAR VALUE
     AUTHORIZED 10,000,000 SHARES;
     ISSUED 5,079,955 SHARES AT 4/29/00, 1/29/00, AND 5/1/99           51         51          51
   ADDITIONAL PAID-IN CAPITAL                                      11,398     11,398      11,398
   RETAINED EARNINGS                                                6,365      8,522       9,450
                                                                  -------    -------     -------
       TOTAL CAPITAL AND RETAINED EARNINGS                         17,814     19,971      20,899
       LESS: TREASURY STOCK, AT COST                                 (693)      (693)       (649)
                                                                  -------    -------     -------
                   TOTAL STOCKHOLDERS' EQUITY                      17,121     19,278      20,250
                                                                  -------    -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $26,009    $27,761     $27,229
                                                                  =======    =======     =======


      See accompanying notes to condensed consolidated financial statements

                             WORLD OF SCIENCE, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                          ------------------------

                                                                          APRIL 29,        MAY 1,
                                                                            2000            1999
                                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                               $(2,157)        $(1,573)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                           463             438
      CHANGE IN ASSETS AND LIABILITIES:
         (INCREASE) DECREASE IN:
              ACCOUNTS RECEIVABLE                                              60             204
              INVENTORIES                                                     310          (2,610)
              PREPAID EXPENSES AND OTHER
                  CURRENTS ASSETS                                             (53)           (300)
              TAXES RECEIVABLE                                               (529)         (1,049)
         (DECREASE) INCREASE IN:
              ACCOUNTS PAYABLE                                                162             879
              ACCRUED EXPENSES                                               (135)            167
              INCOME TAXES PAYABLE                                              -          (1,230)
              ACCRUED OCCUPANCY EXPENSE                                       154              27
                                                                          -------         -------
      NET CASH USED IN OPERATING ACTIVITIES:                               (1,725)         (5,047)
                                                                          -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES--
   CAPITAL EXPENDITURES, NET                                                    -          (1,047)
                                                                          -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET PROCEEDS FROM ON LINE OF CREDIT                                        255           2,685
   PRINCIPAL PAYMENTS ON CAPITAL LEASES                                       (31)            (47)
                                                                          -------         -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                     224           2,638
                                                                          -------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,501)         (3,456)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                      1,572           3,543
                                                                          -------         -------
   END OF PERIOD                                                          $    71         $    87
                                                                          =======         =======
CASH PAID DURING PERIOD FOR:
   INTEREST                                                               $   108         $    21
   INCOME TAXES                                                           $    10         $ 1,230
                                                                          =======         =======
NONCASH INVESTING AND FINANCING ACTIVITY:
   ACQUISITION OF EQUIPMENT UNDER A CAPITAL LEASE                         $     -         $   157
                                                                          =======         =======

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

Due to the seasonal nature of the Company's business, results for the first quarter of fiscal 2000 are not necessarily indicative of the results to be expected for the full fiscal year ending February 3, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The Company operated 85 permanent stores and 19 seasonal stores as of April 29, 2000, as compared to 78 permanent stores and 64 seasonal stores as of May 1, 1999. One new permanent store was opened in the first quarter of fiscal 2000 and four new permanent stores were opened in the first quarter of fiscal 1999. The Company had a net decrease of five seasonal stores in the first quarter of fiscal 2000 as compared to a net decrease of seven seasonal stores in the first quarter of fiscal 1999.

The Company's sales had been favorably impacted over the prior two years by the popularity of particular plush products. For the first quarter of fiscal 2000, plush sales accounted for 2.6% of total sales as compared to 18.4% in the first quarter of fiscal 1999.

Comparison of Three Months Ended April 29, 2000 to Three Months Ended May 1,
1999.

Sales. Sales declined to $7.29 million from $8.84 million, or 17.5%. Of the $1.55 million decrease in sales: $819,000 was attributable to a decline in comparable stores sales and $1.53 million was attributable to a decline in seasonal store sales due to 45 fewer seasonal stores in operation. Comparable permanent store sales declined 13.3% for the thirteen-week period ended April 29, 2000. This was offset in part by sales of $693,000 attributable to one new permanent store opened during the first quarter of fiscal 2000 and thirteen new permanent stores not in operation as of the beginning of the prior year and an increase in internet sales of $110,000.

Cost of Sales and Occupancy Expenses. Cost of sales and occupancy expenses, which include distribution center costs and other expenses associated with acquiring inventory, decreased to $7.29 million from $7.48 million, a decrease of 2.5%. As a percentage of sales, it increased to 99.9% from 84.6%. The dollar decrease was due to decreased store occupancy expenses from fewer stores in operation in the first quarter of fiscal 2000 and decreased cost of sales due to lower sales. The increase as a percentage of sales of 15.3% was attributable to a 7.8% increase in occupancy and distribution center expenses caused by a decrease in average permanent store sales, and a 7.5% increase in product costs caused by the discounting of slower moving product categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3.5 million from $4.0 million, a decrease of 12.3%. Selling, general and administrative expenses decreased due to 45 fewer seasonal stores in operation. As a percentage of sales, it increased to 47.9% from 45.0% primarily as a result of a decrease in average permanent store sales.

Interest Expense, Net. Net interest expense amounted to $109,000 in the first quarter of fiscal 2000, as compared to a net interest expense of $6,000 in the first quarter of fiscal 1999. This fluctuation is primarily a result of earlier borrowings required in the first quarter of fiscal 2000 due to lower cash balances at the beginning of the year.

Net Loss. Net loss increased to $2.16 million, or 29.6% of sales in the first quarter of fiscal 2000 from $1.57 million, or 17.8% of sales, in the first quarter of fiscal 1999.

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

     The Company's primary capital requirements and working capital needs are related to capital expenditures for new stores, purchase and upgrade of management information systems and the purchase of inventory to meet seasonal needs, particularly inventory for the holiday selling season. Cash flow used in operations amounted to $1.73 million in the first quarter of fiscal 2000 as compared to $5.05 million in the first quarter of fiscal 1999. This was due to decreased levels of inventories and other working capital items in the first quarter of fiscal 2000.

     At the beginning of fiscal 2000, the Company had a revolving line of credit for inventory financing, secured by the Company's inventory ("old revolving line of credit"). Under this line, the Company could borrow up to the lesser of $24.0 million, or 40% to 75% of the Company's inventory book value depending on the time of year. The line bore interest at the bank's prime rate or LIBOR plus 150 basis points. The credit agreement for this line of credit prohibited the payment of cash dividends or purchase or redemption of the Company's capital stock in excess of $650,000 in the aggregate in any fiscal year.

     In April 1998, the Company's Board of Directors authorized a stock repurchase program of up to $650,000 of the Company's common stock. The shares may be repurchased, from time to time for a period of up to 24 months, through open market purchases and privately negotiated transactions, subject to the availability of shares and other market and financial conditions. In conjunction with the stock repurchase program, the Company received approval under its credit agreement to acquire up to $650,000 of the Company's common stock. The Company repurchased 318,800 shares in the third quarter of fiscal 1998 for $649,000. In December 1998, the Company's Board of Directors authorized and received bank approval for a second repurchase program of up to $650,000 of the Company's common stock under terms similar to the previous stock repurchase program. The Company has repurchased 25,050 shares in the second and third quarter of fiscal 1999 for $43,000.

     On March 21, 2000 the Company entered into a new credit facility agreement with a lender specializing in retail finance. Proceeds from this new line of credit were used to discharge in full the Company's indebtedness under its old revolving line of credit. The credit facility provides the lesser of $20.0 million, or 53% to 80% of the Company's eligible inventory depending on the time of the year. Any borrowings in excess of a pre-defined inventory advance rate will pay interest at the lender's over-advanced rate. The credit facility will be used for inventory financing and other working capital needs. The facility also includes a sublimit of $2,000,000 for letters of credit and expires on March 31, 2003. The line of credit under the inventory advance rate bears interest at the lender's base commercial lending rate (9.0% at April 29, 2000), and borrowings under the over-advanced facility bears interest at the lender's base commercial lending rate plus 2% per annum (11.0% at April 29, 2000). All borrowings under the facility are secured by a perfected security interest in all assets of the Company. The Company is also required to pay interest on the unused portion of the line of credit at a rate of 1/4 of 1% per year. The lines of credit contain certain covenants and conditions relating to cash management, weekly, monthly, quarterly and annual reports, mutually satisfactory financial performance requirements, limitations on dividends and distributions as well as common stock repurchases during any twelve month period. If the facility is terminated prior to March 31, 2003, the Company will pay any early termination fee between 0-2% of the maximum borrowing under the line of credit depending on the reason for termination. As of April 29, 2000, there was $4.9 million outstanding under this line of credit. Primarily as a result of the holiday selling season, the Company experiences significant seasonal fluctuations in its financing needs. As of May 1, 1999, there was $2.69 million outstanding under the old revolving line of credit.

     The Company did not incur any capital expenditures in the first quarter of fiscal 2000, as compared to $1.05 million in the first quarter fiscal 1999. The Company anticipates capital expenditures of approximately $200,000 in fiscal 2000.

     In response to continued softness in sales activity within our product segment, management has developed and updated a cash flow model projecting cash proceeds for anticipated working capital needs through the balance of fiscal 2000. At June 13, 2000, the Company is on plan with its current cash flow estimates, however, management continues to actively explore additional sources of financing opportunities for potential working capital needs for the balance of the fiscal year in the event that its projections should fall short, and into fiscal 2001. There are no assurances that such financings will be available or, if available, on terms favorable to the Company.

Year 2000 Matters

     The Company's fiscal 1999 form 10-K and fiscal 1999 10-Q's detailed the nature and extent of the Company's efforts to prepare for the year 2000 (Y2K) date changeover. By any measure, the efforts were a success. There were no major Y2K incidents that affected the Company. The Company will continue to monitor its internal and external resources for possible disruptions related to Y2K, but anticipates none.

Other Matters

On May 23, 2000 the Company announced that they had signed a letter of intent to be acquired by Natural Wonders, Inc. (NATW) under which NATW would pay $6.25 million ($1.32 per share), in cash, for all the outstanding stock of the Company. The parties have not yet executed a definitive agreement, and consummation of the acquisition is subject to a number of pre-closing conditions, including approval of the transaction by World of Science stockholders, regulatory approval, and satisfactory completion of due diligence by Natural Wonders. Assuming execution of a definitive agreement and the conditions to completion of the transaction are satisfied, the deal is expected to be completed at the beginning of the Company's third fiscal quarter.

Forward-Looking Information

This report contains forward-looking statements regarding, among other matters, the acquisition of the Company by Natural Wonders, and cash flow projections and working capital needs. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors, such as consumer spending which is dependent on economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11 Computation of Per Share Net Loss

Exhibit 27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 12, 2000
                                       WORLD OF SCIENCE, INC.
                                            (Registrant)

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